Form 10-K
PRATT & LAMBERT UNITED INC
filed 1995-03-29
CIK 79920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1994

                                  - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                   to
     Commission File Number 1-994

                       PRATT & LAMBERT UNITED, INC.
          (Exact Name of Registrant as specified in its Charter)

New York                                                        16-0594810
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

75 Tonawanda Street, Buffalo, New York                               14207
(Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:  716-873-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            Name of Each Exchange
Title of Each Class                         on which Registered
Common Stock, Par Value $.01 Per Share      New York Stock Exchange

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]    No  [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 1995: $124,113,219.

The number of shares of Registrant's Common Stock, Par Value $.01 per share outstanding as of February 23, 1995: 10,625,726 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                              PART OF FORM 10K
Pratt & Lambert United, Inc.                                  Part III
Proxy Statement for the Annual Meeting
 of Shareholders                               Items 10, 11, 12 and 13

ITEM 1.  BUSINESS

PRODUCTS, MARKETS, DISTRIBUTION:

     During the year ended December 31, 1994, Pratt & Lambert United, Inc. (the company), founded in 1849, operated in one dominant industry segment which consisted of the development, production and sale of paint and specialty chemicals, comprised of industrial coatings and adhesives. Ancillary to the company's distribution of paint, it manufactured and purchased for resale a variety of sundry products, primarily brushes and rollers, etc. In 1994, proceeds from this activity accounted for approximately 2% of consolidated net sales.

     On August 4, 1994, the company merged with United Coatings, Inc., a leading producer of paint for the private label market. Under the terms of the merger agreement, the company purchased all of United's outstanding stock for 5,000,000 shares of the company's common stock, approximately $17,000,000 in cash and the assumption of United's debt. United's sales in 1993 were $176,719,000. As the merger has been recorded under the purchase method of accounting, United's operations since August 4, 1994 have been included in the company's 1994 financial statements.

     Sales of paint and specialty chemicals for the three years ended December 31, 1994, were as follows:

                            NET SALES
                    (In Thousands of Dollars)

                                         Specialty
                         Paint           Chemicals     Total

            1994        $150,589         $178,312    $328,901
            1993          80,698          161,063     241,761
            1992          81,101          154,527     235,628


     Paints and allied products are distributed primarily through an extensive network of independent dealers and company-owned service centers where they are marketed nationally under the Pratt & Lambert name, and regionally under several other brand names. The company manufactures and markets paint applicators and related accessories and also distributes wallcoverings, ladders and a variety of other products.

     In addition, the company manufactures and markets a broad line of interior and exterior paints and aerosol paints to mass merchandisers, chain stores and home improvement centers and is believed to be one of the highest volume manufacturers of private label paint products in the United States. Products are used principally by consumers, are generally formulated to each retailer's requirements and sold using labels specifically designed for each account.

     The company offers one of the most comprehensive product lines of industrial coatings, adhesives and intermediates of any of its competitors. Major markets served include original equipment manufacturers; manufacturers of aircraft, building materials, metal decorating, offshore oil equipment, mechanical fasteners, gas cylinders, transportation equipment, farm equipment; prefabricated metal buildings; printers; packaging and paper converters; defense contractors; textile, refining and chemical plants; structural steel and pipe coaters; private aviation recoaters; and the United States General Services Administration. The company occupies a leadership position in the field of ultraviolet curable coatings, with a variety of applications in the lithographic industry. In recent years, the company's Dualite product line of polymeric microspheres has become a popular additive in the compounding of automobile undercoats, fiberglass reinforced plastics, and other end uses where reduced weight is desirable.

     The following are registered trademarks or trademarks of Pratt & Lambert United, Inc. or its subsidiaries for its major product lines: Accolade, Acry Glo, Aqua Royal, Aqua Satin, Calibrated Colors, M.L. Campbell, CB5O Vapor Barrier Coating, Chem-skid, Chemtec Zinc Rich Primers, Color-Touch, DSA-20 Drywall Adhesive, D-T-M, Dualite, Dura-Pox Epoxy, Duravar, Ed Dwigans, Enducryl, Endu-thane, Enviro-Guard, Fabulon, 50+ Ceramic Tile Adhesive, Final Touch, Foam Lock, Foamcoat, Glowz, Gold Wheels, Hybond, Jet-Glo, Job Site Brand, Laticote, Lumber Lock, Magnalac, Miracle, Miracure, Mono Pac, NYBCO, The Paint Place, Panel Lock, Perfect Touch, Pitegoff, Poly-Epoxy, Poly-Glo, Polystar, Poxy-gard, Pro-Hide Plus, Ryno-Thane, Skylight, STAINShield, Steel Wheels, Steeltec, SUPRIME, Today, Tonetic, Un-Rust!, Vapex, Vitralon, Vitrasil, WithSTAND and Wood Song.

RAW MATERIALS:

     The company's major raw materials include titanium dioxide, solvents, epoxy resins, alkyd resins, polyester resins, vinyl acetate resins and emulsions, acrylic resins and emulsions, color and corrosion control pigments, nitrocellulose, neoprene, clay, calcium carbonate, hydrocarbon resins, styrene butadiene rubber and latex. The company's raw materials are generally available on the open market and were in adequate supply during 1994.

     In addition to outside sources, the company manufactures a portion of its own polyurethane resins.

PATENTS:

     The company's business is not materially dependent upon franchises, licenses or similar rights, nor upon any single patent or trademark or group of related patents or trademarks.

SEASONALITY AND WORKING CAPITAL:

     Exterior painting and, to a lesser degree, interior painting, are performed during favorable climatic conditions. As a result, sales in the consumer sector are seasonal and concentrated between March and September. Production, inventory and short-term borrowing schedules are timed to coincide with the foregoing variations in demand.

     Seasonal trends are minimized by the company's industrial products sector for which demand is relatively stable throughout the year.

CUSTOMERS:

     A material part of the business of the company is dependent upon a single customer, the loss of which would have a material adverse effect on the business considered as a whole. Wal*Mart Stores, Inc. is the largest customer and accounted for 17% of the company's 1994 sales. There are no contractual or other guarantees or assurances of future sales to Wal*Mart Stores, Inc. There is no other individual customer to whom sales are made which exceed 10% of consolidated net sales.

COMPETITION AND BACKLOG:

     With approximately 1,000 national and regional producers in the United States, the market for paint and industrial coatings is highly competitive. It is estimated that the industry's 35 largest companies account for approximately 70% of the nation's total sales. During the year ended December 31, 1994, Pratt & Lambert United's domestic gallonage sales of paint and industrial coatings on a pro forma basis were approximately 6% of the architectural finishes (paint) industry and 4% of the total coatings industry unit volume. The company believes that its ranking is among the 10 largest producers. As is typical of the industry, there was no significant backlog as of December 31, 1994, or in prior years.

     Adhesives are subject to varying degrees of competition. However, in the absence of reliable sales statistics, the company is unable to make an accurate determination as to its standing or market share in the field served. Products within this classification are primarily of the elastomer and hot melt types, incorporating technologies based on poly-chloroprene, urethane, styrene butadiene rubber, acrylics and ethylene vinyl acetate, including heat sealing adhesives for the sterile packaging of disposable medical instruments and appliances, and water based versions of elastomer adhesives. There was no significant order backlog for adhesives as of December 31, 1994, or in previous years.

RESEARCH AND DEVELOPMENT:

     The company's cost of research and related technical functions for 1994, 1993 and 1992 was approximately $7,827,000, $7,240,000 and $7,092,000, respectively.

ENVIRONMENTAL REGULATIONS:

     There has been no material effect on the company's capital expenditures, earnings or competitive position due to compliance with federal, state or local regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment.

     In 1976 the Resource Conservation and Recovery Act, in 1980 the Comprehensive Environmental Response, Compensation and Liability Act and in 1990 the Clean Air Act Amendments of 1990 were enacted. Although it is clear that waste from the manufacture of certain products may be classified as hazardous, the statutes' long-term effect on the company's future operations cannot be accurately measured. However, the actual cost of disposal will undoubtedly increase along with certain administrative overhead. To counteract these pressures, the company continues to improve procedures to reduce the generation of waste and to devise methods for recycling.

EMPLOYEES:

     While employment varies somewhat due to the seasonal nature of paint consumption, the company employed 2,039 at December 31, 1994, of which approximately 450 are subject to collective bargaining agreements, the major portion of which are subject to renegotiation in early 1995. Employee relations are considered satisfactory.

FOREIGN OPERATIONS:

     The company manufactures products in the United States, Canada and Mexico. In addition, some domestic production is exported. Certain consumer and industrial products are produced and sold through license agreements or joint ventures in Japan, Taiwan, China, Israel and Argentina. Products covered by these agreements include paints, shoe adhesives, binders, pressure sensitive hot melt adhesives, resins, microsphere expansion and bowling lane finishes.

     During 1994, the company's revenues derived outside the United States, the major portion of which were from Canada, totaled less than 10% of consolidated net sales.

ITEM 2.  PROPERTIES

     The following table shows the location of the company's manufacturing plants as of December 31, 1994. All of the owned properties are owned in fee, except the Sumter, SC, facility, title to which is held pursuant to Industrial Revenue Bond financing.

Owned Properties:
                                                     Approximate
  Location                     Description           Square Feet

Buffalo, NY               Corporate and business
                          unit offices, central
                          research and development
                          laboratories (2) and
                          plants (2)                   460,800

Sumter, SC                Business unit office,
                          research and development
                          laboratories and plant       220,400

Wichita, KS               Business unit office,
                          research and development
                          laboratory and plant         113,400

Carol Stream, IL          Plant                         73,300

Fort Erie, ONT            Plant                         62,600

Memphis, TN               Plant                         58,000

Kimberton, PA             Plant                         54,400

New Philadelphia, OH      Plant                         46,400

Marysville, CA            Plant                         43,700
                                                     _________
   Total                                             1,133,000
                                                     _________

Leased Properties:
                                                     Approximate
  Location                     Description           Square Feet

Kankakee, IL              Business unit offices,
                          research and development
                          laboratories and plant       261,000

Indianapolis, IN          Plant                        254,000

Memphis, TN               Plant                        180,000

Charlotte, NC             Plant                        164,000

Ennis, TX                 Plant                        146,000

Los Angeles, CA           Plant                         84,000

Buffalo, NY               Plant and laboratory          63,400

Mexico City, Mexico       Plant                         13,200
                                                     _________
   Total                                             1,165,600
                                                     _________
   Grand Total                                       2,298,600
                                                     =========
     The company believes that these plants and their equipment are adequately utilized, well maintained and in good condition.

     Additionally, the company operates 31 warehouses and service centers in leased premises, except for owned facilities at Fort
Erie, Ont.; Memphis, TN; Milpitas, CA; Montreal, P.Q.; Myrtle
Beach, SC; Salt Lake City, UT; Slidell, LA and Sumter, SC.

ITEM 3.  LEGAL PROCEEDINGS

     The company knows of no legal proceedings, other than routine litigation incidental to the business, to which it or any of its subsidiaries is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

(a)  Price Range of Common Stock:

     As verified by the New York Stock Exchange and the American
Stock Exchange, where Pratt & Lambert United shares were listed during 1994, the price range applicable to the common shares for the periods noted appears as follows:

                                1994                1993
                           High      Low       High      Low

January 1- March 31      $20 1/8   $16 3/4   $16 7/8   $14 5/8

April 1 - June 30         18 3/8    15        16 7/8    15 1/4

July 1 - September 30     19 7/8    14 3/4    20 1/4    15 1/4

October 1 - December 31   20 3/8    17 5/8    20 3/8    16 3/4

     On December 7, 1994, the company's common shares began trading on the New York Stock Exchange and ceased to be traded on the American Stock Exchange. On February 23, 1995, the closing price of Pratt & Lambert United common shares was $17 3/4 per share on the New York Stock Exchange.

(b)  Approximate Number of Common Shareholders:

     Title of Class                Holders at December 12, 1994

Common Stock, $.01 par value                 1,985*

*Included in the number of stockholders of record are shares held for others in "Nominee" or "Street" name.

(c)  Dividends:

     For the year 1994, dividends on Pratt & Lambert United's common stock were declared at a quarterly rate of $.15 per share. For the year 1993, dividends on Pratt & Lambert's common stock were declared at a quarterly rate of $.14 per share for the first and second quarters and $.15 for the third and fourth quarters.

     The company's loan agreements contain a restriction on the payment of dividends which at December 31, 1994, limits future dividend payments to $22,435,000 plus 75% of future net income (Note D to financial statements). The dividend payment restriction terminates upon the final payment of the loans, which is required by December 31, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

         (In thousands of dollars, except per share amounts)
Selected Income Statement Data:

Year Ended December 31     1994      1993      1992*     1991*     1990*
Net Sales                $328,901  $241,761  $235,628  $238,953  $243,098

Income from Operations**   13,612    11,165    10,223    10,203    12,003

Net Income**                6,241     6,211     5,163     4,756     5,619

Earnings per Share:
  Earnings per Common
  Share & Common
  Equivalent Share            .80      1.10       .92       .85       .98

Earnings per Common Share
  Assuming Full Dilution**    .80      1.09       .92       .85       .98

Cash Dividend per
  Common Share                .60       .58       .56       .54       .52


Selected Balance Sheet Data:

December 31                1994      1993      1992*     1991*     1990*

Working Capital          $ 65,130  $ 42,730  $ 41,201  $ 41,663  $ 39,409

Total Assets              291,543   128,278   119,452   124,946   121,275

Long-Term Debt             71,103    20,069    21,363    21,427    22,236


   * Restated for the effects of the adoption of FASB Statement No. 109, Accounting for Income Taxes.

  ** 1994 amounts exclude charges for severance associated with the adoption of Financial Accounting Standards Board Statement No. 112,
     Employers' Accounting for Postemployment Benefits, as well as costs related to the company's restructuring activities. These charges lowered Income from Operations, Net Income, Earnings per Common Share and Earnings per Common Share Assuming Full Dilution during 1994 by
     $1,197,000, $724,000, $.09 and $.10, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1994 to 1993

RESULTS OF OPERATIONS:

     On August 4, 1994, the company merged with United Coatings, Inc., a leading producer of paint for the private label market. Under the terms of the merger agreement, the company purchased all of United's outstanding stock for 5,000,000 shares of the company's common stock, approximately $17,000,000 in cash and the assumption of United's debt. United's sales in 1993 were $176,719,000. As the merger has been recorded under the purchase method of accounting, United's operations since August 4, 1994 have been included in the company's 1994 financial statements.

     Consolidated net sales increased 36% to $328,901,000 in 1994 when compared to the $241,761,000 recorded in 1993. While sales of Pratt & Lambert branded products were moderately higher during 1994, sales of paint products in the aggregate increased by $69,891,000 primarily as the result of the merger with United Coatings. Sales of specialty chemicals increased by nearly 11% during 1994 as a result of strong demand for the company's industrial coatings and construction adhesives. The increases in cost of sales; selling, administrative and general; and interest expense were primarily the result of the merger. Due to the seasonality of the United Coatings business, the decline in earnings per share was partially a result of the timing of the merger and partially a result of the adoption of FASB Statement No. 112, Employers' Accounting for Postemployment Benefits. In addition, the company also incurred costs related to its restructuring activities as described below and experienced increased expenses from rising raw material costs and higher interest rates in 1994.

     Assuming that the merger with United Coatings had occurred prior to January 1, 1993, pro forma consolidated sales were $460,711,000 in 1994, an increase of $42,231,000 or 10.1% when compared to 1993 pro forma sales. Paint and specialty chemical sales both increased by approximately 10% when compared to the prior year as a result of strong demand for most of the company's product lines. Pro forma net income, which includes adjustments for operating efficiencies, amortization of goodwill, interest expense on increased debt levels and income taxes, was $12,683,000 in 1994 versus $13,051,000 in 1993 while earnings per share in the two years were $1.18 and $1.22, respectively. While net income and earnings per share benefitted from increased sales in the 1994 period, the effects of the restructuring charge as described below and the expense related to the adoption of FASB Statement No. 112 lowered net income by $397,000 and $327,000 and earnings per share by $.04 and $.03, respectively. Due to the impact on the computation of goodwill from the change in the stock price on the date of the merger versus that used in the 1994 proxy statement, pro forma net income and earnings per share for 1993 have been adjusted from $12,636,000 to $13,051,000 and $1.19 to $1.22, respectively.

     During the fourth quarter of 1994 the company elected to discontinue a construction adhesive product line. As a result, the company accrued solely for the write down to net realizable value of related long term assets and inventory which are expected to be disposed of in 1995. There are no future cash out flows associated with the restructuring. In addition to the product line discontinuance, the company has current initiatives underway which are designed to reduce cost while simultaneously improving productivity and service to customers. Current initiatives include a redesign of the company's management information systems, implementation of a more cost effective distribution network, industrial and process engineering improvements and the adoption of activity cost management. Management anticipates that the company will begin to benefit from the lower manpower requirements produced by these initiatives in 1995 and subsequent years.

LIQUIDITY AND CAPITAL RESOURCES:

     During the three years ended December 31, 1994 the company generated sufficient cash flow from operations to meet operating requirements and fund capital spending. To effect the merger with United Coatings and to refinance United's then existing debt, in 1994 the company borrowed $50,000,000 under a new revolving credit and term loan agreement. Cash flows from operating activities were $4,838,000, $4,915,000, and $16,695,000 in 1994, 1993 and 1992, respectively. From those cash flows the company invested $9,047,000, $4,975,000 and $5,425,000 in property, plant and equipment in 1994, 1993 and 1992, respectively.

     The company continues to maintain a favorable financial position with a current ratio of 1.9 to 1 at December 31, 1994. In addition to internal sources, the company has $43,000,000 in lines of credit to meet its short-term financing requirements. At December 31, 1994, the company had available $26,400,000 in unused credit under the above agreements. In addition, the company has revolving credit and term loan agreements which provide for borrowings of up to $70,000,000, all of which was outstanding at December 31, 1994 (Note D to the financial statements).

     At December 31, 1994, the company had an authorization from the Board of Directors to purchase up to 250,200 shares of the company's common stock. The aggregate cost to purchase the entire 250,200 authorized shares would be $4,441,000 assuming that all shares were purchased at the closing price of Pratt & Lambert United common stock on February 23, 1995, of $17 3/4. Although the company did not use the authorization to purchase any of its common stock during 1994, 1993 or 1992, the company has made such purchases in prior years. Generally, the company utilizes its bank arrangements to effect such transactions and, based upon historical cash flow, management does not envision that the authorized stock repurchase program will interfere with the funding of future operational needs.

     As is common in the chemical industry, the company has been notified that it is a potentially responsible party with respect to hazardous waste at several sites. The company has accrued for the estimated cost of its participation in the clean-up and, based upon current information, management believes that there will not be a material future charge to earnings due to these sites.

     Environmental regulations have limited in the past and will likely further limit in the future the volatile organic content of the company's products. Based upon the technologies that the company has developed, management believes that in the aggregate the movement to environmentally compliant products will have a beneficial impact on the company's future operations.

     There were no material commitments for capital expenditures at December 31, 1994. It is anticipated that the majority of 1995 capital expenditure requirements will be financed from internal sources. Management believes that the company is well positioned financially, with ample cash flow to meet general operating needs.

1993 to 1992
RESULTS OF OPERATIONS:

     Consolidated net sales were $241,761,000 in 1993, an increase of 2.6% when compared to the $235,628,000 recorded in the previous year. Sales of paint products declined slightly during 1993 while strong demand for the company's construction adhesives and packaging and graphic arts products combined with an increase in purchases by the U.S. General Services Administration produced an increase in sales of the company's specialty chemicals during 1993.

     The increase in gross profit as a percentage of sales in 1993 was a result of lower per unit manufacturing expenses. Selling, administrative and general expenses increased at approximately the same rate as sales, as inflationary advances were offset by the company's cost-containment program. Interest expense decreased in the 1993 period as a result of lower average borrowings at lower interest rates.

     On January 1, 1993 the company adopted Financial Accounting Standards Board (FASB) Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Under the statement, the company will account for postretirement medical and group life plans under the accrual method rather than the company's previous practice of accounting for such costs on the cash basis. The company has elected to amortize the transition obligation over a 20 year period. The impact in 1993 of implementing this statement was to lower net income by $114,000 or $.02 per share (Note I to the financial statements).

     During 1993, the company also adopted FASB Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 requires that deferred taxes be recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the anticipated tax rate when the taxes are expected to be paid or recovered. Previously the company had recorded the tax effects of timing differences between financial reporting and taxable income under the deferred method in accordance with Accounting Principles Board Opinion No.
11. All prior financial statements have been retroactively restated for the effects of the adoption of FASB Statement No.
109. The statement's adoption did not affect net income or earnings per share in 1993 or 1992 (Note G to the financial statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Continued on page 19)

INDEPENDENT AUDITORS' REPORT



Pratt & Lambert United, Inc.:


We have audited the accompanying consolidated balance sheets of Pratt & Lambert United, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pratt & Lambert United, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the financial statements, the company has changed its method of accounting for postemployment benefits to conform with the Statement of Financial Accounting Standards No. 112, Employers' Accounting For Postemployment Benefits.


DELOITTE & TOUCHE LLP

February 23, 1995

PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993 (IN THOUSANDS)
ASSETS                             1994      1993   LIABILITIES                                     1994      1993
CURRENT ASSETS:                                     CURRENT LIABILITIES:
  Cash (Notes A and D)         $  3,370  $  2,443     Dividends payable                         $  1,590  $    838
  Receivables (less allow-                            Short-term debt (Note B)                    16,600     7,700
    ance for losses:
      1994-$3,470;
      1993-$3,673)               63,174    39,950     Current maturities of long-
  Inventories (Notes A                                  term debt (Notes D and H)                    851     1,878
    and C)                       62,326    38,401     Accounts payable                            36,483    19,084
  Prepaid expenses                9,459     5,829     United States and Canadian
      Total current assets      138,329    86,623       income taxes (Note G)                        502     1,210
                                                      Accrued salaries, wages and
PROPERTY, PLANT AND EQUIPMENT -                         commissions                                4,244     3,504
  At cost:  (Notes A, D and H)                        Accrued other taxes and
  Land and improvements           2,870     2,909       expenses                                  12,929     9,679
  Buildings and improve-                                  Total current liabilities               73,199    43,893
    ments                        28,273    24,276
  Machinery and equipment        71,598    49,438   OTHER LIABILITIES (current
  Construction in progress        1,638     2,056     maturities included in
      Total                     104,379    78,679     current liabilities):
  Less accumulated                                    Long-term debt (Notes D
    depreciation                 58,021    43,872       and H)                                    71,103    20,069
  Property, plant and equip-                          Deferred income taxes
    ment - Net                   46,358    34,807       (Notes A and G)                            6,845     4,542
                                                          Total other liabilities                 77,948    24,611













OTHER ASSETS:                                       SHAREHOLDERS' EQUITY:
  Goodwill - net of amortiza-                         Capital stock:
    tion (Note A)                95,395       247       Preferred stock - Par
  Advertising materials and                               value $10:
    supplies (Note A)             6,194     3,770         Shares:          1994       1993
  Other                           5,267     2,831         Authorized    1,500,000  1,500,000
      Total other assets        106,856     6,848         Issued                0          0           0         0
                                                        Common stock - Par value
                                                          1994 - $.01; 1993 - $1
                                                          (Notes E and F):
                                                          Shares:          1994       1993
                                                          Authorized  100,000,000 30,000,000
                                                          Issued       13,420,014  8,398,025         134     8,398
                                                          Treasury      2,813,225  2,813,225
                                                          Outstanding  10,606,789  5,584,800
                                                        Additional paid-in capital (Note F)       98,261     9,075
                                                        Retained earnings (Note D)                69,205    68,543
                                                        Cumulative translation adjustments
                                                          (Note A)                                (1,372)     (410)
                                                              Total                              166,228    85,606
                                                        Less treasury shares - At cost            25,832    25,832
                                                              Total shareholders' equity         140,396    59,774
TOTAL                          $291,543  $128,278   TOTAL                                       $291,543  $128,278


See notes to consolidated financial statements.

PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED INCOME
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                            1994         1993        1992*
NET SALES (Notes A and K)               $ 328,901    $ 241,761   $ 235,628

COST OF SALES                             231,915      160,603     157,120
                                        ---------    ---------   ---------

GROSS PROFIT                               96,986       81,158      78,508
                                        ---------    ---------   ---------

SELLING, ADMINISTRATIVE AND
  GENERAL EXPENSES                         84,571       69,993      68,285
                                        ---------    ---------   ---------

INCOME FROM OPERATIONS                     12,415       11,165      10,223
                                        ---------    ---------   ---------

OTHER EXPENSE (INCOME):
  Interest expense (Note A)                 3,496        1,598       1,954
  Gain on disposition of property,
    plant and equipment (Note A)             (202)         (98)        (29)
  Interest income                            (129)         (44)        (97)
  Miscellaneous - Net                        (562)        (497)       (329)
                                        ---------    ---------   ---------
      Total                                 2,603          959       1,499
                                        ---------    ---------   ---------

INCOME BEFORE TAXES ON INCOME               9,812       10,206       8,724

TAXES ON INCOME (Notes A and G)             4,295        3,995       3,561
                                        ---------    ---------   ---------

NET INCOME                              $   5,517    $   6,211   $   5,163
                                        =========    =========   =========

Earnings per common share and common
  equivalent share (Note A)             $    0.71    $    1.10   $    0.92
                                        =========    =========   =========

Earnings per common share - assuming
  full dilution (Note A)                $    0.70    $    1.09   $    0.92
                                        =========    =========   =========

* - Restated for the effects of the adoption of FASB Statement No. 109, Accounting For Income Taxes


See notes to consolidated financial statements.

PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
_____________________________________________________________________________________________________________________________
                                                                       Additional                 Cumulative
                                                            Common      Paid-in     Retained      Translation       Treasury
                                                            Stock       Capital     Earnings      Adjustments        Shares
BALANCE AT DECEMBER 31, 1991, AS REPORTED                 $  8,334     $  8,366     $ 64,300       $    498        $ (25,632)
Restatement for change in accounting principle
  for income taxes                                               0            0         (807)             0                0
                                                          --------     --------     --------       --------        ---------
BALANCE AT DECEMBER 31, 1991, AS RESTATED                    8,334        8,366       63,493            498          (25,632)


Net income                                                       0            0        5,163              0                0
Cash dividends declared:
  Common stock - $.56                                            0            0       (3,100)             0                0
Common stock issued:
  8,000 shares upon the exercise of stock
    options (Note F)                                             8           52            0              0                0
Current year translation adjustment (Note A)                     0            0            0           (658)               0
                                                          --------     --------     --------       --------        ---------
BALANCE AT DECEMBER 31, 1992, AS RESTATED                    8,342        8,418       65,556           (160)         (25,632)

Net income                                                       0            0        6,211              0                0
Cash dividends declared:
  Common stock - $.58                                            0            0       (3,224)             0                0
Common stock issued:
  56,375 shares upon the exercise of stock
    options (Note F)                                            56          613            0              0                0
  Tax benefits arising from the exercise of
    nonqualified stock options                                   0           44            0              0                0
  Treasury shares acquired:
    10,850 shares of common stock from related parties           0            0            0              0             (200)
Current year translation adjustment (Note A)                     0            0            0           (250)               0
                                                          --------     --------     --------       ---------       ---------
BALANCE AT DECEMBER 31, 1993                                 8,398        9,075       68,543           (410)         (25,832)



Net income                                                       0            0        5,517              0                0
Cash dividends declared:
  Common stock - $.60                                            0            0       (4,855)             0                0
Common stock issued:
  5,000 shares upon the exercise of stock
    options (Note F)                                             5           47            0              0                0
  Change in stated par value of shares
    from $1 to $.01 (Note E)                                (8,319)       8,319            0              0                0
  4,999,989 shares in connection with the merger
    with United Coatings, Inc. (Note L)                         50       80,575            0              0                0
  17,000 shares upon the exercise of stock
    options (Note F)                                             0          245            0              0                0
Current year translation adjustment (Note A)                     0            0            0           (962)               0
                                                          --------     --------     --------       ---------       ---------
BALANCE AT DECEMBER 31, 1994                              $    134     $ 98,261     $ 69,205       $ (1,372)       $ (25,832)
                                                          ========     ========     ========       ========        =========

See notes to consolidated financial statements.

PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(THOUSANDS OF DOLLARS)
                                             1994         1993       1992*
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $  5,517     $  6,211    $  5,163
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation (Note A)                   5,783        4,735       4,768
    Amortization of goodwill and
      other intangibles                     1,082           39         150
    Deferred income taxes (Notes A and G)     150          (66)       (118)
    Provision for losses on accounts
      receivable                             (285)         445        (104)
    Gain on disposition of property,
      plant and equipment (Note A)           (202)         (98)        (29)
  Changes in operating assets and
    liabilities:
    (Increase) decrease in current assets:
      Receivables                          18,269       (4,372)         60
      Inventories                          (2,059)      (5,610)      8,411
      Prepaid expenses                     (2,155)        (937)        (25)
    Increase (decrease) in current
      liabilities:
      Accounts payable                    (13,536)       1,633       1,343
      United States and Canadian
        income taxes                        1,199          813        (405)
      Accrued salaries, wages and
        commissions                           748          669        (384)
      Accrued other taxes and expenses     (8,979)       1,259      (1,763)
    Decrease (increase) in other assets      (694)         194        (372)
                                         --------     --------    --------
  Net cash provided by operating
    activities                              4,838        4,915      16,695
                                         --------     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment (Note A)                     (9,047)      (4,975)     (5,425)
  Proceeds from disposals of property,
    plant and equipment (Note A)              815          663         306
  Acquisitions, net of cash
    acquired (Note L)                     (15,773)           0           0
                                         --------     --------    --------
  Net cash used for investing activities  (24,005)      (4,312)     (5,119)
                                         --------     --------    --------







CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                           (4,103)      (3,161)     (3,099)
  Borrowings (payments) of short-term
    debt (Note B)                           8,900        1,600      (5,200)
  Borrowings of long-term debt
    (Notes D and H)                        50,000            0           0
  (Payments) of long-term debt, including
    capitalized leases (Notes D and H)    (34,982)      (1,428)     (1,291)
  Proceeds from exercise of stock
    options (Note F)                          298          713          60
  Purchase of treasury stock from
    related parties                             0         (200)          0
                                         --------     --------    --------
  Net cash provided by (used for)
    financing activities                   20,113       (2,476)     (9,530)
                                         --------     --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH       (19)         (33)        (78)
                                         --------     --------    --------

NET INCREASE (DECREASE) IN CASH               927       (1,906)      1,968

CASH, BEGINNING OF PERIOD (Note A)          2,443        4,349       2,381
                                         --------     --------    --------

CASH, END OF PERIOD (Note A)             $  3,370     $  2,443    $  4,349
                                         ========     ========    ========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the year for:
    Interest, net of the portion
      capitalized                        $  3,093     $  1,623    $  2,072
    Income taxes                         $  5,544     $  3,849    $  4,431

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Leases capitalized                     $    989     $  1,039    $  1,322
  Fair value of merger and acquisition
    transactions:
    Assets acquired, net of cash         $173,570     $      0    $      0
    Liabilities assumed                  $ 77,172     $      0    $      0
    Common stock issued                  $ 80,625     $      0    $      0

* - Restated for the effects of the adoption of FASB Statement No. 109, Accounting For Income Taxes

See notes to consolidated financial statements.

PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

_________________________________________________________________

A.   ACCOUNTING POLICIES

     The company operates in one dominant industry segment, which consists of the development, production and sale of paint and specialty chemicals. The following is a summary of significant accounting policies followed by the company in the preparation of the accompanying consolidated financial statements. These policies conform to generally accepted accounting principles and have been consistently applied (except as described below with respect to income taxes, postemployment and postretirement benefits).

     Principles of Consolidation - All subsidiary companies are wholly owned and are included in the accompanying consolidated financial statements. Upon consolidation, all intercompany balances and transactions are eliminated.

     Translation of Foreign Currency - All balance sheet accounts of foreign operations are translated to United States dollars at current exchange rates. The income statement is translated using the average exchange rate for the period. Generally, adjustments for currency exchange rate fluctuations are excluded from net income and reflected as a separate component of shareholders' equity.

     Inventories - Inventories are stated substantially at the lower of cost or market. Cost is computed, primarily, on the last-in, first-out (LIFO) method and generally includes material, labor and applicable overhead.

     Property, Plant and Equipment - The company capitalizes interest cost as a part of the cost of constructing and developing significant assets. Total 1994, 1993 and 1992 interest costs amounted to $3,506,000 , $1,598,000 and $1,977,000, respectively, of which $ 10,000, $0 and $ 23,000 was capitalized in 1994, 1993 and 1992, respectively.

     The company charges maintenance and repairs to income; renewals and betterments are capitalized. Upon the sale or retirement of property, appropriate adjustments are made to the related asset and accumulated depreciation or amortization accounts and any profit or loss is credited or charged to income.

     Depreciation is provided generally on the straight-line method applied to individual property items. The estimated service lives by asset classes used in the computation of depreciation and amortization are as follows:

     Land improvements                       10 years
     Buildings and improvements              10 to 50 years
     Machinery and equipment                 3 to 20 years

     Goodwill - The excess of the purchase cost over the fair value of net assets acquired in acquisitions (goodwill) are being amortized using the straight-line method over their estimated useful lives not exceeding 40 years. The company periodically evaluates the existence of goodwill impairment on the basis of whether it is fully recoverable from projected, undiscounted net cash flows of the related business unit. At December 31, 1994 and 1993 goodwill arising from business mergers and acquisitions was $96,446,000 and $316,000, respectively and the related accumulated amortization was $1,051,000 and $69,000, respectively.

     Advertising Materials and Supplies - Inventories of advertising materials and supplies are charged to income when consumed.

     Income Taxes - During 1993, the company adopted the Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 requires that deferred taxes be recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the anticipated tax rate when the taxes are expected to be paid or recovered. Previously the company had recorded the tax effects of timing differences between financial reporting and taxable income under the deferred method in accordance with Accounting Principles Board Opinion No. 11. All prior financial statements have been retroactively restated for the effects of the adoption of FASB Statement No. 109. The restatement reduced Retained Earnings as of January 1, 1992, by $807,000.

     Revenue Recognition - Revenue is recognized when products are shipped.

     Earnings Per Share - Earnings per common share and common equivalent share are based upon the average number of such shares outstanding for each period presented. Common equivalent shares consist of stock options to the extent they are dilutive.

     Research and Development - Expenditures for product research and development are charged to income as incurred. The company's costs of research and related technical functions were approximately $7,827,000, $7,240,000 and $7,092,000 for the years 1994, 1993 and 1992, respectively.

     Litigation and Environmental Expenditures - The company is a party to various legal and environmental actions which have arisen in the ordinary course of its business. Environmental expenditures caused by current or past operations are expensed while renewals and betterments to property, plant and equipment are capitalized. The company records liabilities and insurance recoveries when they are probable and can be reasonably estimated.

     Postemployment Benefits - During 1994, the company adopted FASB Statement No. 112, Employers' Accounting for Post employment Benefits. The accounting standard requires the accrual of the cost of postemployment benefits over the employees' years of service rather than the company's previous practice of accounting for such costs on the cash basis. A one-time before tax expense for the adoption of FASB Statement No. 112 of $540,000 (after tax $327,000 or $.04 per share) was recognized as the effect of adopting the accounting principle in 1994. The incremental costs from adopting this statement are not expected to be significant on an ongoing basis.

     Pension Plans and Other Postretirement Benefits - On January 1, 1993 the company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Under the statement, the company will account for postretirement medical and group life plans under the accrual method rather than the company's previous practice of accounting for such costs on the cash basis. The company has elected to amortize the transition obligation over a 20 year period. The impact in 1994 and 1993 of implementing this statement was to lower net income by $190,000 or $.02 per share and $114,000 or $.02 per share, respectively.

     Cash Equivalents - The company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. The company does not consider that any of its assets meet this definition of a cash equivalent.

     Fair Value of Financial Instruments - The company's financial instruments consist of cash, accounts receivable, accounts payable and debt. The carrying amounts of these financial instruments approximate their fair value.

B.   SHORT-TERM BORROWING ARRANGEMENTS

     During 1994, the company had available committed and uncommitted lines of credit of $43,000,000 at varying rates of interest which did not exceed the prevailing prime lending rate. At December 31, 1994, the company had available $26,400,000 in unused credit under the above agreements. The weighted average interest rate of all outstanding short-term debt at December 31, 1994 and 1993 was 7.1% and 4.2%, respectively.

C.   INVENTORIES

     The components of inventories are as follows (in thousands):

                                                December 31,
                                                1994    1993
     Manufactured products                   $35,877    $22,638
       Raw materials                          24,958     14,415
     Sundries                                  1,491      1,348
                                             -------    -------
     Total                                   $62,326    $38,401
                                             =======    =======

     Inventories at December 31, 1994 and 1993 included $55,228,000 and $34,232,000, respectively, valued at LIFO cost. If inventories were shown at current cost (determined by the first-in, first-out method) rather than at LIFO values, inventories would have been $10,331,000 and $9,522,000 higher than reported at December 31, 1994 and 1993, respectively. During 1992, LIFO inventory quantities were reduced, the results of which decreased cost of sales by approximately $279,000 and increased net income by $176,000 or $.03 per common share.

     In accordance with Accounting Principles Board Opinion No. 16, the company revalued the inventories of certain subsidiaries to fair value at the dates that the companies were acquired. As a result, the LIFO inventory included in the consolidated balance sheet at December 31, 1994 is $1,270,000 in excess of the valuation reported for Federal income tax purposes.

D.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                              December 31,
                                              1994    1993

     Notes payable to banks (effective
       interest rate of 7.3% and 4.1%
       at December 31, 1994 and 1993,
       respectively)                      $ 70,000   $ 20,000
     Industrial revenue bond:
       67% of the prime rate, due
       serially through 1996 (effective
       interest rate of 5.7% and
       4.0% at December 31, 1994 and
       1993, respectively)                     280        420
     Obligations under capital leases        1,674      1,527
                                          --------   --------
     Total                                  71,954     21,947
     Less current maturities                   851      1,878
                                          --------   --------
     Total long-term debt                 $ 71,103   $ 20,069
                                          ========   ========

     Principal payments of $851,000, $2,742,000, $7,825,000,
     $7,536,000 and $7,500,000 are due in 1995, 1996, 1997, 1998
     and 1999, respectively.

     In 1994 the company obtained a revolving credit/term loan agreement whereby it may borrow up to $50,000,000 through August 2, 1996. Interest under the 1994 agreement is, at the company's option, at a rate of 1 1/2% in excess of the London Interbank Offering Rate (LIBOR) or the prime lending rate during the revolving credit period of the agreement and at a rate of 2 1/10% in excess of LIBOR, the prime lending rate or 2% in excess of U.S. Treasury obligations of comparable terms during the term period of the agreement. The company is subject to a commitment fee of 1/4 of 1 percent of the unused available credit. The company is required to make quarterly payments equal to one fortieth of the balance outstanding on October 1, 1996 from that date through July 1, 2004 when the then remaining outstanding balance under the agreement is payable.

     In 1982 the company obtained a revolving credit/term loan agreement whereby it may borrow up to $7,000,000 through December 31, 1996. Interest under the 1982 agreement is, at the company's option, at a rate of 1% in excess of the average secondary market Certificate of Deposit Rate, after reserve requirements; the prime lending rate plus 1/4%; or a rate quoted daily by the bank. The company is expected to maintain an average compensating balance amounting to 5% of the amount committed under the 1982 agreement. The balance outstanding at December 31, 1996, will be payable serially from 1997 through 2003. Compensating balance requirements, after adjustment for estimated "float", did not materially restrict the use of cash at December 31, 1994, or for the year then ended.

     In 1985 the company obtained another revolving credit agreement whereby it may borrow up to $13,000,000 through June of 1996 at which time the maximum amount borrowable declines by $375,000 per quarter until June, 2003, when the company is required to pay the entire amount then outstanding. Interest under the 1985 agreement is equal to the Federal funds rate plus 1% and the company is subject to a commitment fee of 1/4 of a percent of the unused available credit.

     The industrial revenue bond was issued by an industrial development authority for the construction of a production and office facility. The company is to make payments sufficient to pay the interest and debt retirement requirements under the indenture covering the bond issue. The company may purchase the facility for a nominal amount after payment of an amount sufficient to retire the outstanding bond in accordance with the provisions of the indenture. The aggregate carrying value of the property, which serves as collateral under the bond indenture, totaled $4,102,000 and $3,936,000 at December 31, 1994 and 1993,
     respectively.

     The agreements contain, among other covenants, a restriction on the payment of dividends, which at December 31, 1994 limits future dividend payments to $22,435,000 plus 75% of future net income, a requirement to maintain a consolidated working capital of at least $52,000,000 and a requirement to maintain tangible net worth of $36,000,000 at December 31, 1994 plus $8,000,000 for every subsequent year .

     Capital leases are those which in substance transfer all of the benefits and risks equivalent to the ownership of property and which are to be accounted for by the lessee as the acquisition of an asset and the incurrence of an obligation. All other leases are considered operating leases.

     The company conducts a substantial portion of its operations from leased facilities which include plants, service and distribution centers. Most of the real estate leases are for three to five year periods with equivalent optional renewal terms. In addition, the company leases machinery and equipment under short-term lease arrangements. All real estate leases and substantially all office equipment leases are classified as operating leases.

     The company's motor vehicle and mobile equipment leases are for three to seven year periods. These leases contain purchase options at the lessors' depreciated cost and are classified as capital leases.

     In most cases, management anticipates that in the normal course of business, leases will be renewed or replaced by other leases.

     Capital Leases - The following is a schedule of machinery and equipment classified as capital leases and included in Property, Plant and Equipment (in thousands):

                                              December 31,
                                              1994    1993

     Original cost                        $  2,770  $  2,476
     Less accumulated depreciation           1,096       949
                                          --------  --------
     Net                                  $  1,674  $  1,527
                                          ========  ========
E.   COMMON STOCK

     In 1989, the company declared a dividend of one right for each outstanding common share. Each right entitled the holder to purchase one common share at an exercise price of $50 per share. Unless extended by the company's Board of Directors, the rights become exercisable and nonredeemable on the earlier of 10 days following the acquisition by a person or group of 20% or more of the company's outstanding shares or 10 business days following commencement of a tender offer of 20% or more of such outstanding common shares. If the company is acquired in a business combination, or more than 50% of its assets are sold, each right holder, upon payment of the exercise price, shall receive shares of the acquiring company having a market value of twice the exercise price. If a person or group becomes the owner of 25% or more of the company's outstanding stock, and in certain other defined situations, each right holder other than a 20% or greater shareholder upon payment of the exercise price, shall receive common shares of the company having a market value of twice the exercise price. During 1994, the Board of Directors of the company amended the rights to provide that the rights would not become exercisable or nonredeemable due to a person or group becoming a 20% or more shareholder as a result of the merger with United Coatings, Inc. For as long as the rights are redeemable, they may be amended by the company's Board of Directors. The rights will expire on January 30, 1999, unless redeemed earlier at a price of $.01 per right.

     In 1994 the stockholder's approved an amendment to the company's Certificate of Incorporation increasing the number of authorized common shares from 30,000,000 to 100,000,000 and a change in the par value from $1.00 to $.01 per common share.

F.   STOCK OPTION/STOCK APPRECIATION RIGHTS PLAN

     The company has incentive and nonqualified stock option plans for officers and key employees under which options may be granted at prices not less than the fair market value on the date of grant. Options under the plans become exercisable at various dates and expire at the end of not more than twenty years from the date of the grant. In addition to providing for the granting of stock options, the plans also allow for the granting of stock appreciation rights, restricted stock and other stock awards. During 1994, 1993 and 1992 all grants under the plans were either incentive or nonqualified stock options.

                                            Shares
                                   ----------------------------
                                                  Stock/Option
                                                     Stock
                                   Stock          Appreciation      Price
                                   Options           Rights       Per Share

Outstanding at December 31 1991   643,850          6,000   $ 6.17 - $ 18.44
  Granted                          72,000              0              13.81
  Exercised                        (8,000)             0               7.44
  Terminated                       (7,000)             0    12.44 -   16.31
                                  -------         ------   ------   -------
Outstanding at December 31, 1992  700,850          6,000     6.17 -   18.44
  Granted                          73,000              0              19.00
  Exercised                       (50,375)        (6,000)    6.17 -   16.31
  Terminated                      (21,000)             0    12.44 -   16.31
                                  -------         ------   ------    ------
Outstanding at December 31, 1993  702,475              0     7.44 -   19.00
  Granted                         134,000              0              19.63
  Exercised                       (22,000)             0     7.44 -   16.13
                                  -------         ------   ------    ------
Outstanding at December 31, 1994  814,475              0   $ 7.44 - $ 19.63
                                  =======         ======   ======   =======

Exercisable at December 31, 1994           567,325         $ 7.44 - $ 19.00
                                           =======         ======   =======
Reserved for future grants:
  December 31, 1994                        331,000
                                           =======
  December 31, 1993                        165,000
                                           =======

G.   INCOME TAXES

     In 1993 the company adopted FASB Statement No. 109,
     Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. All prior financial statements have been retroactively restated for the effects of the accounting change.

     A comparative analysis of the provisions for income taxes is as follows (in thousands):

                                         1994     1993      1992

     Current:
       Federal                       $    922   $ 3,346  $ 2,054
       State                              533       961      755
       Foreign                            643       753      659
                                     --------   -------  -------
          Total                         2,098     5,060    3,468
                                     --------   -------  -------
     Deferred:
       Federal                          1,998      (812)     210
       State                              199      (253)    (117)
       Foreign                              0         0        0
                                     --------   -------  -------
          Total                         2,197    (1,065)      93
                                     --------   -------  -------
     Total provision                 $  4,295   $ 3,995  $ 3,561
                                     ========   =======  =======

     Total tax provisions for 1994, 1993 and 1992 are different from amounts computed by applying the United States Federal income tax rate to domestic and foreign income before taxes on income in those years for the following reasons (in thousands):
                                         1994      1993      1992

     Income before taxes on income:
       Domestic                      $  7,874    $ 8,422  $ 7,456
       Foreign                          1,938      1,784    1,268
                                     --------    -------  -------
          Total                         9,812     10,206    8,724
                                     --------    -------  -------
     Summary rate                         34%        35%      34%

     Tax at U.S. Federal tax rate       3,336      3,572    2,966
     State income taxes, net of
       Federal income tax benefit         483        460      421
     Surtax exemption on income
       below $10,000,000                    0       (100)       0
     Goodwill amortization                344          8        8
     Other                                132         55      166
                                     --------    -------  -------
     Taxes on income                 $  4,295    $ 3,995  $ 3,561
                                     ========    =======   ======
     Effective tax rate                 43.8%      39.1%    40.8%
                                     ========    =======  =======

     The tax effects of the significant temporary differences which comprise the gross deferred tax assets and liabilities at December 31 are as follows:

                                          1994      1993

     Deferred Tax Assets:
       Bad Debts                      $  1,494    $ 1,482
       Employee benefits                 2,825      1,598
       Other                             3,729      2,858
                                      --------    -------
          Total                          8,048      5,938
                                      --------    -------
     Deferred Tax Liabilities:
       Depreciation                      3,574      3,088
       Basis differentials arising
         from acquisitions               4,198      1,861
       Other                             2,845      1,752
                                      --------    -------
          Total                         10,617      6,701
                                      --------    -------
     Net deferred tax liability       $ (2,569)   $  (763)
                                      ========    =======

     The net current deferred tax asset at December 31, 1994 and 1993 was $4,276,000 and $3,779,000, respectively, while the net long-term deferred tax liability was $6,845,000 and $4,542,000, respectively. These amounts include valuation allowances of $433,000 and $409,000 in 1994 and 1993, respectively, for foreign tax credit carryforwards that are not expected to be realized.

H.   LEASE COMMITMENTS AND OBLIGATIONS

     Operating Leases - The following is a schedule by year of future minimum rental payments required under operating leases that have initial noncancelable lease terms in excess of one year as of December 31, 1994 (in thousands):

                                                     Machinery
                                            Real       and
                                           Estate    Equipment

     Year ending December 31:
       1995                                $  2,790  $   674
       1996                                   1,785      549
       1997                                     981      232
       1998                                     758        0
       1999                                       0        0
                                           --------  -------
     Total minimum lease payments:         $  6,314  $ 1,455
                                           ========  =======

     Included above are future minimum lease payments to related parties of $874,000, $746,000, $746,000, $735,000 and $0 due in 1995, 1996, 1997, 1998 and 1999, respectively.

     The total rental expense for all operating leases amounted to $2,520,000 , $1,684,000 and $1,778,000 in 1994, 1993 and
     1992, respectively and includes $417,000 paid to related parties in 1994.

     Capital Leases - The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1994 (in thousands):

                                                 Machinery and
                                                   Equipment
     Year ending December 31:
       1995                                       $    871
       1996                                            741
       1997                                            402
       1998                                             42
       1999                                              0
                                                  --------
     Total minimum lease payments                    2,056
     Less estimated executory costs included
       in total minimum lease payments                 227
                                                  --------
     Net minimum lease payments                      1,829
     Less amount representing interest                 155
                                                  --------
     Present value of net minimum lease payments  $  1,674
                                                  ========

I.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The company administers numerous domestic and foreign defined benefit pension, profit sharing and savings plans for its employees. In addition, the company participates in various multi-employer plans which provide defined benefits to employees covered under certain collective bargaining agreements. The total expense for these plans for 1994, 1993 and 1992 was $2,362,000, $2,012,000 and $1,853,000,
     respectively.

     The company has defined benefit plans covering the majority of non-bargaining unit employees which provide for retirement benefits based upon either a career average or final pay compensation formula. In addition, the company administers several single employer plans for bargaining unit employees which provide for benefits based upon years of service. The company's policy is to fund for normal costs plus amounts required to amortize actuarial gains and losses and prior service costs over a thirty-year period. Plan assets are invested in a broadly diversified portfolio which includes common stocks, fixed income securities and assets held in the general funds of insurance companies, whose values are subject to the fluctuations of the securities market. Changes in these values attributable to differences between actual and assumed returns on plan assets are deferred as unrecognized gains or losses and included in the determination of net pension expense over time. In addition to the funded plans, the company has an unfunded supplemental benefit plan under which it will pay employees retirement benefits which cannot be paid from the qualified funded pension plans because of Internal Revenue Code limitations.

     Net pension expense for defined benefit pension plans consisted of the following (in thousands):

                                        1994      1993      1992

     Service cost - benefits
       earned during the year       $  1,357  $  1,115  $  1,065
     Interest costs on projected
       benefit obligation              1,855     1,752     1,653
     Actual return on plan assets       (745)   (3,444)   (1,921)
     Net amortization and deferral    (1,708)    1,223      (358)
                                    --------  --------  --------
     Net pension expense            $    759  $    646  $    439
                                    ========  ========  ========

     The following table sets forth the plans' aggregate funded status, and amounts recognized on the company's balance sheet at December 31 for defined benefit pension plans (in thousands):

                                                 1994      1993

     Fair value of plan assets at
       September 30                           $ 26,839  $ 27,300
     Actuarial present value of benefit
       obligations:
       Vested benefits                         (22,979)  (22,527)
       Non-vested benefits                        (694)     (719)
                                              --------  --------
       Accumulated benefit obligation          (23,673)  (23,246)
       Effect of projected future salary
         increases                              (3,555)   (3,897)
                                              --------  --------
       Projected benefit obligation            (27,228)  (27,143)
       Plans assets (below) in excess of
         projected benefit obligation             (389)      157
       Unrecognized net loss                     1,252     1,568
       Unrecognized prior service cost            (466)     (512)
       Unrecognized net asset                   (1,324)   (1,563)
                                              --------  --------
       Accrued pension cost                   $   (927) $   (350)
                                              ========  ========

     The projected benefit obligation for 1994 and 1993 was determined using an assumed discount rate of 7.5% and 7.0%, respectively and a weighted average assumed rate of compensation increase of 4.5%. The assumed long-term rate of return on plan assets was 8.5%.

     Certain bargaining unit employees participate in multi-employer retirement plans sponsored by their respective unions. Generally, the company is required to contribute to the plans based upon the hours the employees work and retirement benefits are based upon years of service. The 1994, 1993 and 1992 pension costs for these plans was $157,000, $133,000 and $159,000, respectively.

     In addition to pension plans, most of the company's non-bargaining unit employees are covered by a savings plan as well as an employee stock ownership plan and some domestic employees are covered by profit sharing plans. The company contributes to the savings plan based on employee contribution levels and contributes to the profit sharing plans based upon the income level of the related operations. The company's contributions to the plans amounted to $1,446,000, $1,233,000 and $1,255,000 in 1994, 1993 and
     1992, respectively.

     In addition to providing pension benefits, the company also has various medical and group life insurance benefits for retired employees who met certain service requirements. Effective January 1, 1993 the company has adopted FASB Statement No. 106, Accounting for Postretirement Benefits Other Than Pensions. Under the statement, the company will account for postretirement medical and group life plans under the accrual method of accounting. Prior to 1993, postretirement benefit costs were charged to expense as paid and amounted to $490,000 in 1992. The components of postretirement benefit expense consisted of the following (in thousands):

                                                1994      1193

     Service cost - benefits earned
       during the year                       $   136    $    73
     Interest costs on projected benefit
       obligation                                352        342
     Amortization of transition obligation       242        228
                                             -------    -------
     Total postretirement benefit expense    $   730    $   643
                                             =======    =======

     The following table sets forth the accumulated postretirement benefit obligation and amounts recognized on the company's balance sheet at December 31 for postretirement benefits (in thousands):

                                              1994        1993

     Retirees                             $   (3,111)  $  (3,324)
     Fully eligible participants                (277)       (294)
     Other active plan participants           (2,150)     (1,328)
                                          ----------   ---------
     Accumulated postretirement benefit
       obligation                             (5,538)     (4,946)
     Fair market value of plan assets              0           0
                                          ----------   ---------
     Accumulated postretirement benefit       (5,538)     (4,946)
       in excess of plan assets
     Unrecognized transition obligation        4,099       4,326
     Unrecognized loss                            72         432
                                          ----------   ---------
     Accrued postretirement benefit cost  $   (1,367)  $    (188)
                                          ==========   =========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5% for 1994, decreasing until it reaches 4% in 1998, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $709,000 and net postretirement health care cost for the year then ended by approximately $74,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% for 1994 and 1993, respectively.

J.   QUARTERLY RESULTS (UNAUDITED)

     Unaudited summarized results for each quarter in 1994 and 1993 are as follows (in thousands, except per share amounts):


                                      1994 Quarter
                            ___________________________________
                            1st      2nd      3rd       4th

Net sales                   $57,370  $68,664  $102,633  $100,234
Gross profit                 17,453   23,152    30,825    25,556
Income taxes                    179    1,721     2,991      (596)
Net income (loss)               279    2,681     4,234    (1,677)
Earnings (loss) per common
 share and common equivalent
 share                      $  0.05  $  0.47  $   0.48  $  (0.16)
                            =======  =======  ========  =========
Earnings (loss) per common
 share-assuming full
 dilution                   $  0.05  $  0.47  $   0.48  $  (0.16)
                            =======  =======  ========  =========

                                      1993 Quarter
                            ___________________________________
                            1st      2nd      3rd       4th

Net sales                   $54,294  $64,040  $63,990   $59,437
Gross profit                 17,471   22,245   21,938    19,504
Income taxes                    317    1,687    1,536       455
Net income                      466    2,480    2,254     1,011
Earnings per common share
 and common equivalent
 share                      $  0.08  $  0.44  $  0.40   $  0.18
                            =======  =======  =======   =======
Earnings per common
 share-assuming full
 dilution                   $  0.08  $  0.44  $  0.39   $  0.18
                            =======  =======  =======   =======

Year end adjustments to inventories, taxes and expense accruals made in the fourth quarter of 1994 and 1993 had the effect of increasing net income for such quarters by approximately $7,000 or $.00 per common share and $147,000 or $.03 per common share, respectively.

K.   MAJOR CUSTOMER

     Net sales to the company's largest customer amounted to approximately $55,160,000 or 17% of sales in 1994. Amounts due from this customer were $15,127,000 at December 31, 1994. No other customer accounted for 10% or more of consolidated net sales. There are no other concentrations of business.

L.   MERGER

     On August 4, 1994, the company acquired all of the outstanding stock of United Coatings, Inc. for 5,000,000 shares of Pratt & Lambert, Inc. common stock, approximately $17,000,000 in cash and the assumption of United's debt. United Coatings, which is a leading producer of paint for the private label market, had sales in 1993 of $176,719,000. The cash portion of the consideration was financed through a new revolving credit and term loan agreement (Note D). The merger was recorded under the purchase method of accounting and, accordingly, the company's operations for the period subsequent to the merger are included in the accompanying financial statements. The merger resulted in goodwill of approximately $96,200,000 and is being amortized over 40 years (Note A). The following pro forma results are unaudited and were prepared under the assumption that the transaction was effective at the beginning of each year presented (in thousands, except per share amounts):

                              1994       1993       1992

Sales                         $460,711   $418,480   $405,768
Net income                    $ 12,683   $ 13,051   $ 11,241
Earnings per common share
 and common equivalent
 share                        $   1.18   $   1.22   $   1.06
                              ========   ========   ========
Earnings per common
 share-assuming full
 dilution                     $   1.18   $   1.22   $   1.06
                              ========   ========   ========

M.   BUSINESS RESTRUCTURING CHARGES

     Operating expenses in the year ended December 31, 1994 include the special charges of a restructuring program designed to permanently reduce cost and improve operating efficiencies. In conjunction with the program, the company recorded special charges of $657,000 consisting principally of a provision to adjust the carrying value of idle assets and discontinued inventory to estimated realizable value during the fourth quarter of 1994. The charge reduced 1994 net income by $497,000 or $.05 per share. The 1994 provision and accrual balance at December 31, 1994 was comprised of the following:

                                                       1994

     Impairment of:
       Property, plant and equipment                   $580,000
       Discontinued inventory (to salvage value)         77,000
                                                       --------
          Total                                        $657,000
                                                       ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this item with respect to Directors will be contained in Pratt & Lambert United, Inc.'s
Proxy Statement for the 1995 annual meeting of shareholders.

EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the Registrant's Executive Officers, together with all positions and offices held with the Registrant, and their business experience during the last five years. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

        Name             Age          Executive Offices

Joseph J. Castiglia      60     President and Chief Executive
                                Officer.

Jules F. Knapp           66     President and Chief Executive
                                Officer, United Coatings, Inc.

Randall L. Clark         51     Executive Vice President and
                                Chief Operating Officer.  Prior
                                to July 20, 1992, Mr. Clark was a
                                consultant to Dunlop Tire
                                Corporation and a private
                                investor; and prior to August 23,
                                1991, he was Chairman and Chief
                                Executive Officer of Dunlop Tire
                                Corporation.

William F. Bensman       49     Vice President, Materials
                                Management.

James R. Boldt           43     Vice President, Finance,
                                Secretary and Chief Financial
                                Officer.

James M. Culligan        40     Treasurer; prior to January 1,
                                1991, Mr. Culligan was the
                                Corporate Manager of Financial
                                Services of Pratt & Lambert, Inc.

Franklin H. Fitch        61     President, Pierce & Stevens Corp.

Austin E. Floyd          52     President, Southern Coatings,
                                Inc.

Ewald H. Hoerster        53     President, Pratt & Lambert
                                Industrial Coatings Division;
                                prior to January 1, 1992, Mr.
                                Hoerster was Vice President of
                                Marketing of Industrial Coatings
                                Division; prior to July 1, 1991,
                                he was a consultant; prior to
                                November 1, 1990, he was the
                                General Manager of the Aerospace
                                and Paper Coatings Division of
                                DeSoto, Inc.

Donald W. Smith          56     Vice President, Safety and
                                Environmental Affairs.

     Information required with respect to compliance with section
16(a) of the Securities Exchange Act of 1934 will be contained in Pratt & Lambert United, Inc.'s Proxy Statement for the 1995 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this item will be contained in Pratt & Lambert United, Inc.'s Proxy Statement for the 1995 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required under this item will be contained in Pratt & Lambert United, Inc.'s Proxy Statement for the 1995 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this item will be contained in Pratt & Lambert United, Inc.'s Proxy Statement for the 1995 annual meeting of shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES FILED AS
          PART OF THIS REPORT AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          Included under Item 8 of this report:

               Opinion of Independent Public Accountants

               Consolidated Balance Sheets, December 31, 1994 and
               1993

               Statements of Consolidated Income for the Years
               Ended December 31, 1994, 1993 and 1992

               Statements of Consolidated Shareholders' Equity
               for the Years Ended December 31, 1994, 1993 and
               1992

               Statements of Consolidated Cash Flows for the
               Years Ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements

(a) 2.    Supplemental Schedules

          Included under Item 8 of this report:

               Opinion of Independent Public Accountants

               Included on page 42 of this report - For the years ended December 31, 1994, 1993 and 1992:

               II - Valuation and Qualifying Accounts


FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES OMITTED:

     Other supplemental schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     Separate financial statements and supplemental schedules of the company are omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed are wholly-owned subsidiaries.

(a) 3.    Exhibits Required by Item 601 of Regulation S-K

          (3)(a)    Restated Certificate of Incorporation as
                    Amended.

             (b) The By-laws of the Company, as amended as of August 4, 1994.

          (4)(a) The Rights Agreement between the company and Mellon Securities Trust Company, dated as of January 31, 1989, is incorporated herein by reference from Exhibit 1 to the Form 8-A Registration of the company, dated
                    February 10, 1989 (Commission File
                    No. 1-994).

             (b) Amendment No. 1 to the Rights Agreement, dated as of February 25, 1994, is incorporated herein by reference from
                    Exhibit 4 to the Form 8-A/A Registration
                    Statement of the company, dated March 8, 1994
                    (Commission File No. 1-994).

             (c) The Loan Agreement between the company and Manufacturers and Traders Trust Company dated
                    August 3, 1994.

             (d) The Loan Agreement between the company and Manufacturers and Traders Trust Company and Liberty Norstar Bank, N.A. dated May 10, 1985 is incorporated herein by reference from
                    Exhibit 4(a) to the Form 10-K Information
                    Statement of the company filed for the year ended December 31, 1986 (Commission File No. 1-994).

             (e) The registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of the issues of long-term debt of the registrant and its consolidated subsidiaries which do not exceed 10 percent of the total assets of the registrant and its consolidated subsidiaries.

             (f) The Shareholder Agreement dated February 24, 1994, by and among Pratt & Lambert, Inc., certain stockholders of United Coatings, Inc. and certain shareholders of Pratt & Lambert, Inc., is incorporated herein by reference from Exhibit 2.2 to the Registration Statement on Form S-4 of the company (Commission File No. 33-78966).

             (g) The Form of Registration Rights Agreement to be dated as of the Effective Time, by and among Pratt & Lambert, Inc. and certain stockholders of United Coatings, Inc., is incorporated herein by reference from Exhibit
                    2.4 to the Registration Statement on Form S-4 of the company (Commission File No. 33-78966).

             (h) The Form of Right of First Offer Agreement dated February 25, 1994, between Pratt & Lambert, Inc. and Jules F. Knapp, is incorporated herein by reference from Exhibit
                    2.5 to the Registration Statement on Form S-4 of the company (Commission File No. 33-78966).

             (i) The Form of Intershareholder Agreement by and among certain stockholders of United
                    Coatings, Inc., is incorporated herein by reference from Appendix F of the Registration
                    Statement on Form S-4 of the company
                    (Commission File No. 33-78966).

     (10)   (a)     Guidelines on Compensation of Senior
                    Executives, amended and restated as of
                    January 1, 1986, are incorporated herein by reference from Exhibit 10(a) to the Form 10-K
                    Information Statement of the company filed for the year ended December 31, 1985
                    (Commission File No. 1-994).

             (b) The Pratt & Lambert United, Inc. 1980 Stock Option/Stock Appreciation Rights Plan is incorporated herein by reference from Exhibit 10(b) to the Form 10-K Information Statement of the company filed for the year
                    December 31, 1989 (Commission File No.
                    1-994).

             (c) The Pratt & Lambert United, Inc. 1990 Stock Option/Stock Appreciation Rights Plan is incorporated herein by reference from Exhibit 10(c) to the Form 10-K Information Statement of the company filed for the year
                    December 31, 1990 (Commission File No.
                    1-994).

             (d) The Employment Agreement between the Company and Randall L. Clark is incorporated herein by reference from Exhibit 10(d) to the Form 10-K Information Statement of the company filed for the year ended December 31, 1992 (Commission File No. 1-994).

             (e) The Employment Agreement between the Company and James R. Boldt is incorporated herein by reference from Exhibit 10(d) to the Form 10-K Information Statement of the company filed for the year ended December 31, 1992 (Commission File No. 1-994).

             (f) The Employment Agreement between United Coatings, Inc. and Jules F. Knapp is incorporated herein by reference from Exhibit
                    10.1 to the Registration Statement on Form S-4 of the company (Commission File No. 33-78966).

             (g) The Pratt & Lambert United, Inc. 1994 Award and Option Plan is incorporated herein by reference from Appendix L to the Registration
                    Statement on Form S-4 of the company
                    (Commission File No. 33-78966).

             (h) The Pratt & Lambert United, Inc. Minimum Benefit Plan is incorporated herein by reference from Exhibit 10.3 to the Registration Statement on Form S-4 of the company (Commission File No. 33-78966).

     (11)   Earnings per share computation.

     (22)   Subsidiaries of the company.

     (27)   Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     None.

PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES                                    SCHEDULE II

Valuation and Qualifying Accounts
(Thousands of Dollars)
____________________________________________________________________________________________________
               Column A                          Column B     Column C     Column D     Column E

                                                              Additions
                                                 Balance at   Charged to                Balance at
                                                 Beginning    Costs and       (a)         End of
               Description                        of Year     Expenses     Deductions      Year

Reserves Deducted From Assets To
  Which They Apply:

  Allowance for Losses (Bad Debt and
    Cash Discounts):

      For the Year Ended December 31, 1994:      $  3,673     $  2,215     $  2,418     $  3,470
                                                 ========     ========     ========     ========

      For the Year Ended December 31, 1993:      $  3,236     $  2,437     $  2,000     $  3,673
                                                 ========     ========     ========     ========

      For the Year Ended December 31, 1992:      $  3,355     $  2,295     $  2,414     $  3,236
                                                 ========     ========     ========     ========


NOTE:  (a)  Doubtful accounts written off against the allowance provided therefore, net of recoveries.






                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PRATT & LAMBERT UNITED, INC.

February 23, 1995        By: JOSEPH J. CASTIGLIA
                             Vice Chairman, President,
                             Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                           Chairman of the Board
RAYMOND D. STEVENS, JR.        and Director
Raymond D. Stevens, Jr.                                February 23, 1995

                         Vice Chairman, President,
                         Chief Executive Officer
                              and Director
JOSEPH J. CASTIGLIA      (Principal Executive Officer) February 23, 1995
Joseph J. Castiglia

ANDREW M. BOAS                   Director              February 23, 1995
Andrew M. Boas

MARK L. CLASTER                  Director              February 23, 1995
Mark L. Claster

JEFFREY L. KENNER                Director              February 23, 1995
Jeffrey L. Kenner

JOY F. KNAPP                     Director              February 23, 1995
Joy F. Knapp

JULES F. KNAPP           Vice Chairman and Director    February 23, 1995
Jules F. Knapp

SEYMOUR H. KNOX, III             Director              February 23, 1995
Seymour H. Knox, III

WILFRED J. LARSON                Director              February 23, 1995
Wilfred J. Larson

RANDOLPH A. MARKS                Director              February 23, 1995
Randolph A. Marks

DAVID R. NEWCOMB                 Director              February 23, 1995
David R. Newcomb

ROBERT O. SWADOS                 Director              February 23, 1995
Robert O. Swados

                         Vice President, Finance,
                           Secretary and Chief
                           Financial Officer
                         (Principal Financial and
JAMES R. BOLDT             Accounting Officer)         February 23, 1995
James R. Boldt

                          EXHIBIT INDEX


                                                    Page Numbers
                                                         In Sequential
Assigned                                               Numbering System
Exhibit                                                 Where Exhibits
Number                Description of Exhibit             May be Found

 3(a)             Restated Certificate of
                  Incorporation, as amended.

  (b)             The By-laws of the Company, as
                  amended as of August 4, 1994.

 4(c)             The Loan Agreement between the
                  Company and Manufacturers and
                  Traders Trust Company dated
                  August 3, 1994.

 (11)             Earnings per share computation.

 (22)             Subsidiaries of the Company.

 (27)             Financial Data Schedule.

The company will furnish any Exhibit without charge upon request.

                          Exhibit 3(a)

              RESTATED CERTIFICATE OF INCORPORATION
                               OF
                  PRATT & LAMBERT UNITED, INC.


        Under Section 807 of the Business Corporation Law


          The undersigned, being respectively the President and Secretary of Pratt & Lambert United, Inc., hereby certify:

          1.   The name of the corporation is Pratt & Lambert
United, Inc. The name under which the corporation was formed is Pratt and Lambert.

          2. The Certificate of Incorporation was filed by the Department of State on May 3, 1897.

          3. The Certificate of Incorporation, as amended heretofore, is hereby further amended to enlarge the purpose clause, to strike out the provisions regarding (a) Series A Preferred Shares, (b) the city location of the corporation,
(c) the names and addresses of initial directors and stockholders, to change the forwarding address for service of process, to clarify the numbering and lettering of the provisions relating to the regulation of certain transactions, to clarify the effective date of the provisions relating to limitation of liability of directors, and to renumber the remaining provisions accordingly.

          4. The text of the Certificate of Incorporation is hereby restated, as amended hereby, to read as herein set forth in full:

          FIRST:  Name.  The name of the Corporation is Pratt &
Lambert United, Inc.

          SECOND: Purpose. The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the New York Business Corporation Law, provided that it is not formed to engage in any act or activity requiring the consent or approval of any state official, department, board or agency or other body without such consent or approval first being obtained.

          THIRD:    Capital Stock.  (a) The aggregate number of
shares of stock which the Corporation shall have authority to issue is one hundred one million five hundred thousand (101,500,000) shares, divided into two classes, namely, Preferred Shares and Common Shares. The number of shares of Preferred authorized is one million five hundred thousand (1,500,000) shares of the par value of ten dollars ($10) per share. The number of shares of Common authorized is one hundred million (100,000,000) shares of the par value of one cent ($.01) per share.

          (b) Authority is hereby expressly granted to the Board of Directors at any time and from time to time to issue the Preferred Shares in one or more series and for such consideration, not less than the par value thereof, as may be fixed from time to time by the Board of Directors, and to fix (subject to provisions hereinafter set forth before the issuance of any shares of a particular series, the designation of such series, the number of shares to comprise such series, the dividend rate or rates payable with respect to the shares of such series, the redemption price, the voting rights, and any other rights, preferences and limitations pertaining to such series. Without limiting the foregoing the Board of Directors may, in lieu of issuing a new series, increase the number of shares to comprise a series already outstanding. Such designations, relative rights, preferences and limitations of any or all such series of preferred shares may be fixed by the Board of Directors by adopting resolutions from time to time for the issue of preferred shares of any such series and by causing to be delivered to the Department of State the necessary certificate of amendment under the Business Corporation Law of the State of New York as now in effect or hereafter amended.

          Notwithstanding the foregoing, the relative rights and preferences of each such series as may be fixed by the Board of Directors shall be subject to the limitation that if the stated dividends and amounts payable on liquidation are not paid in full, the shares of all series of such class of preferred stock shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full.

          FOURTH: Office. The principal office of the Corporation is in the County of Erie and State of New York.

          FIFTH: Duration. The duration of the Corporation shall be perpetual.

          SIXTH: Agent. The Secretary of State of the State of New York is hereby designated as the agent of the Corporation upon whom process in any action or proceeding against it may be served. The address to which the Secretary of State shall mail a copy of any process against the Corporation which may be served upon him pursuant to law is:

                    Pratt & Lambert United, Inc.
                    73-97 Tonawanda Street
                    Buffalo, New York  14207

          SEVENTH: Voting by Directors. The proportion of votes of directors that shall be necessary for the transaction of any item of business by the board of directors shall be a majority of the entire board, except that the proportion of votes of directors that shall be necessary for any amendment to the By-Laws which (a) reduces the number of directors of the Corporation below the number authorized thereby or (b) alters, amends or repeals the provisions contained in Section 7 of Article IV or Sections 1, 2(d) or 4 of Article V of the By-Laws of the Corporation as existing on the date hereof or hereafter amended pursuant to this Article SEVENTH, shall be at least three-fourths of the entire board. "Entire board" means the total number of directors which the Corporation would have under the By-Laws currently in effect if there were no vacancies.

          EIGHTH: No Preemptive Rights. No shareholder or holder of any Common Shares, Preferred Shares or other security of the Corporation shall have any pre-emptive or other right to purchase or subscribe for any of the said shares or securities, or with respect to any option to purchase any of such shares or securities or any shares, notes, debentures, bonds, warrants or other securities convertible into or carrying options or warrants to purchase any of such shares or securities (all of which options and securities convertible into or carrying options or warrants to purchase any of such shares or securities are hereinafter referred to in this Article as "securities conferring rights with respect to" shares of or securities of the Corporation), nor shall they have any such pre-emptive right to purchase shares or securities into which such shares or securities may from time to time be split or subdivided; and the Corporation, pursuant to action of its Board of Directors, may at any time and from time to time issue, grant, sell or dispose of any or all of such shares or securities conferring rights with respect to such shares or securities upon such terms as the Board of Directors may from time to time deem advisable, without offering them to the holders of shares of stock of any class or to the holders of any other securities of the Corporation.

          NINTH:  Regulation of Certain Transactions.

          (a) In addition to any affirmative vote required by law or this Restated Certificate of Incorporation:

          (i) any merger or consolidation of the Corporation or any Subsidiary with (A) any Interested Shareholder or (B) any other corporation (whether or not itself an Interested
Shareholder) which is, or after such merger or consolidation would be, an Affiliate of an Interested Shareholder; or

         (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Shareholder or any Affiliate of any Interested Shareholder of any assets of the Corporation or any Subsidiary; or

        (iii) the issuance or transfer by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested Shareholder or any Affiliate of any Interested
Shareholder in exchange for cash, securities or other property
(or a combination thereof); or

         (iv) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation or of any Subsidiary proposed by or on behalf of an Interested Shareholder or any Affiliate of any Interested Shareholder; or

          (v) any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Shareholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is directly or indirectly owned by any Interested Shareholder or any Affiliate of any Interested Shareholder;

          shall require either (a) the approval of a majority of the Disinterested Directors or (b) the affirmative vote of the holders of that amount of the voting power of the Voting Stock equal to the sum of (1) the voting power of the shares of Voting Stock of which the Interested Shareholder is the beneficial owner and (2) two-thirds (2/3) of the voting power of the remaining outstanding shares of Voting Stock, voting together as a single class; provided, however, that no such vote shall be required for the purchase by the Corporation of shares of Voting Stock from an Interested Shareholder.

          (b)  It shall be the duty of any Interested
Shareholder:

          (i) to give or cause to be given written notice to the Corporation, immediately upon becoming an Interested Shareholder, of such person's status as an Interested Shareholder and of such other information as the Corporation may reasonably require with respect to identifying all owners and amount of ownership of the outstanding Voting Stock of which such Interested Shareholder is a beneficial owner as defined herein, and

         (ii) to notify the Corporation promptly in writing of any change in the information provided in subparagraph (i) of this Paragraph (b); provided, however, that the failure of an Interested Shareholder to comply with the provisions of this Paragraph (b) shall not in any way be construed to prevent the Corporation from enforcing the provisions of Paragraphs (a) through (c) of this Article NINTH.

          (c)  For the purposes of this Article NINTH:

          (i) A "person" shall mean any individual, firm, corporation or other entity.

         (ii) "Voting Stock" shall mean the outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors.

        (iii)  "Interested Shareholder" shall mean any person
(other than the Corporation or any Subsidiary) who or which:

          (A) is the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding Voting
Stock; or

          (B) is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding Voting Stock; or

          (C) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

          (iv) A person shall be a "beneficial owner" of any Voting Stock:

          (A) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

          (B) which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

          (C) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

          (v) For the purposes of determining whether a person is an Interested Shareholder pursuant to subparagraph (iii) of this paragraph, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of subparagraph (iv) of this paragraph but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

          (vi) "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on May 1, 1985.

         (vii) "Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Interested Shareholder set forth in subparagraphs (iii) and (iv) of this paragraph, the term "Subsidiary" shall mean a corporation of which a majority of the voting power of the capital stock entitled to vote generally in the election of directors is owned, directly or indirectly, by the Corporation.

        (viii) "Disinterested Director" means any member of the Board of Directors of the Corporation (the "Board") who is unaffiliated with any Interested Shareholder and was a member of the Board prior to the time that any Interested Shareholder became an Interested Shareholder and any successor of a Disinterested Director who is unaffiliated with any Interested Shareholder and is recommended to succeed a Disinterested Director by a majority of Disinterested Directors then on the Board.

          (d) A majority of the Disinterested Directors of the Corporation shall have the power and duty to determine for the purposes of this Article NINTH, on the basis of information known to them after reasonable inquiry, (i) whether a person is an Interested Shareholder, (ii) the number of shares of Voting Stock beneficially owned by any person, (iii) whether a person is an Affiliate or an Associate of another person and (iv) whether a transaction or a series of transactions constitutes one of the transactions specified in Paragraph (a) hereof. The good faith determination of a majority of the Disinterested Directors shall be conclusive and binding for all purposes of this Article NINTH.

          (e) Notwithstanding any other provisions of this Restated Certificate of Incorporation or the By-laws of the Corporation (and notwithstanding the fact that a lesser percentage may be specified by law, this Restated Certificate of Incorporation or the By-laws of the Corporation), the affirmative vote of the holders of that amount of the voting power of the Voting Stock equal to the sum of (1) the voting power of the shares of Voting Stock of which Interested Shareholders are the beneficial owners and (2) two thirds of the voting power of the remaining outstanding shares of Voting Stock, voting together as a single class, shall be required to alter, amend, or adopt any provisions inconsistent with, this Article NINTH.

          TENTH: Certain By-law provisions. Notwithstanding the provision of any By-law of the Corporation or anything contained in this Restated Certificate of Incorporation to the contrary,
Section 4 and Section 5 of Article III of the By-laws, as existing on the date hereof or hereafter amended pursuant to this Article TENTH, shall not be altered, amended, or repealed, and no provision inconsistent therewith shall be adopted, without the affirmative vote of the holders of at least 80% of the voting power of all the shares of the Corporation entitled to vote generally in the election of directors, voting together as a single class. Notwithstanding anything contained in this Restated Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 80% of the voting power of all shares of the Corporation entitled to vote generally in the election of directors, voting together as a single class, shall be required to alter, amend or adopt any provision inconsistent with or repeal of this Article TENTH.

          ELEVENTH: Limited Liability of Directors. To the fullest extent permitted by the New York Business Corporation Law, as the same presently exists or may hereafter be amended, a director of the Corporation shall not be liable to the Corporation or its shareholders for damages for breach of duty in his capacity as a director, except for liability (i) for acts or omissions in bad faith, or involving intentional misconduct or a knowing violation of law, or (ii) for any transaction from which he personally gained a financial profit or other advantage to which he was not legally entitled, or (iii) for his acts in violation of Section 719 of the New York Business Corporation Law (relating to the illegal payment of dividends, improper corporate distributions and loans), or (iv) for acts or omissions which occur prior to the adoption of this Article on May 27, 1988.

          Any repeal or modification of the foregoing paragraph by the shareholders of the Corporation shall not affect any right or protection of the director of the Corporation existing at the time of such repeal or modification.

          5. The foregoing amendments and restatement of the Restated Certificate of Incorporation were authorized by the vote of at least a majority of directors at a meeting duly held, followed by the vote of the holders of at least a majority of all outstanding common shares entitled to vote thereon at a meeting duly held.

          IN WITNESS WHEREOF, this Certificate has been signed on the ____ day of August, 1994 and the statements contained herein are affirmed under penalties of perjury.


                         PRATT & LAMBERT UNITED, INC.


                         By __________________________________
                            Joseph J. Castiglia, President


                         By __________________________________
                            James R. Boldt, Secretary

                          Exhibit 3(b)

                                             Effective 8/4/94 (2)
                             BY-LAWS

                             - of -

                  PRATT & LAMBERT UNITED, INC.


                            ARTICLE I

                             Offices

          Section 1.  The principal office of the Corporation
shall be in the city of Buffalo, County of Erie and State of New
York.

          Section 2. The Corporation may also, from time to time have offices at such other places as, in the opinion of the Board of Directors, the business of the Corporation may require.


                           ARTICLE II

                     Meeting of Shareholders

          Section 1. (a) Annual Meetings. The annual meeting of the shareholders of the Corporation, for the election of directors and for the transaction of such other business as may properly come before the meeting, shall be held at the principal executive offices of the Corporation on the first Thursday in May in each year or such other date, time and place as the Board of Directors shall, from time to time, determine and as stated in the notice of the meeting. If in any year that day is a legal holiday, the meeting shall be held on the next day following that is not a legal holiday.

          Section 1. (b) Advance Notice. At an annual meeting of the shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting business must be
(i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors,
(ii) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (iii) otherwise properly brought before the meeting by a shareholder. For business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation, not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Corporation's books, of the shareholder proposing such business, (iii) the class and number of shares of the Corporation which are beneficially owned by the shareholder, and (iv) any material interest of the shareholder in such business. Notwithstanding anything in these by-laws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this subsection (b). The Chairman of the annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this subsection (b), and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

          Section 2. Notice of Annual Meeting. Notice of the annual meeting of shareholders shall be given in the manner required by law and by mailing, postage prepaid, not less than ten (10) nor more than fifty (50) days before the meeting, a copy of the notice of the meeting stating the time and place of the meeting and the purpose or purposes for which it is called, to each shareholder of record entitled to vote at the meeting, and to any shareholder, who, by reason of any action proposed at the meeting, would be entitled to have his shares appraised if such action were taken, at his address as it appears on the share book of the Corporation, unless he shall have filed with the Secretary of the Corporation a written request that notices intended for him to mailed to some other address, in which case it shall be mailed to the address designated in such request.

          Section 3. Special Meetings. Special meetings of the shareholders, except where otherwise provided by law, may be called to be held at the principal executive offices of the Corporation or elsewhere at any time by the Board of Directors or the Chairman of the Board, and shall be called by the President, Secretary or Assistant Secretary at the request in writing of any seven (7) directors or at the request in writing of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at a special meeting shall be confined to the objects stated in the call and matters germane thereto.

          Section 4. Notice of Special Meeting. Notice of each special meeting of the shareholders shall be given in the manner required by law and by mailing, postage prepaid, not less than ten (10) nor more than fifty (50) days before such meeting a copy of the notice of such meeting, stating the time and place of the meeting and the purpose or purposes for which it is called, to each shareholder of record entitled to vote at the meeting, and to any shareholder, who, by reason of any action proposed at such meeting, would be entitled to have his shares appraised if such action were taken, at his address as it appears on the share book of the Corporation, unless he shall have filed with the Secretary of the Corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request.

          Section 5. Procedure. The order of business and all other matters of procedure at every meeting of shareholders may be determined by the presiding officer.

          Section 6.  Quorum.  At all meetings of the
shareholders of the Corporation, except where otherwise provided by law or these by-laws, a quorum shall consist of the holders of record of not less than a majority of the outstanding shares of the Corporation entitled to vote, present either in person or by proxy, and a majority of such quorum shall decide any question that may come before the meeting. Where a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of shareholders. If, however, such majority of the outstanding voting shares shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote who are present in person or by proxy shall have power to adjourn the meeting from time to time, without further notice other than announcement at the meeting, until the requisite amount of voting shares shall be present. At any such adjourned meeting at which the requisite amount of voting shares shall be present in person or by proxy any business may be transacted which might have been transacted at the meeting as originally called.

          Section 7. Record Date. The Board of Directors may fix a day and hour not less than ten (10) nor more than fifty
(50) days prior to the day of holding any meeting of shareholders, as the time as of which shareholders entitled to notice of and to vote at such meeting shall be determined; and all persons who were holders of record of voting shares at such time and no others shall be entitled to notice of and to vote at such meeting. If a record date shall not be fixed by the Board of Directors, shareholders of record at the close of business on the fourteenth day preceding each meeting of shareholders, and no others, shall be entitled to notice of and to vote at such meeting.

          Section 8. Voting - Proxies. Subject to the provisions of the Certificate of Incorporation as amended from time to time, each holder of record of Common Shares entitled to vote shall be entitled at every annual or special meeting of shareholders of the Corporation to one vote for each Common Share having voting power standing in the name of such shareholder on the books of the Corporation on the record date.

          A shareholder may vote either in person or by proxy appointed by an instrument executed in writing by such shareholder or his attorney-in-fact and delivered to the

Secretary of the meeting. No proxy shall be valid after the expiration of eleven (11) months from the date of its execution unless it shall have specified therein its duration. Every proxy shall be revocable at the pleasure of the person executing it or his personal representatives, unless it is entitled "irrevocable proxy", in which event its revocability shall be determined by the law of the State of New York in effect at the time.

          Section 9. Inspectors of Election. Two (2) inspectors of election, neither of whom shall be a candidate for the office of director of the Corporation, shall, except as otherwise provided by law, be appointed by the presiding officer at each meeting of shareholders, at which an election of directors is held, such inspectors to serve at such meeting and any adjournments thereof. The inspectors appointed to act at any meeting of the shareholders before entering upon the discharge of their duties, shall be sworn faithfully to execute the duties of inspectors at such meeting with strict impartiality, and according to the best of their ability, and the oath so taken shall be subscribed by them.

          Section 10.  Shareholders' List.  A list of
shareholders as of the record date, certified by the corporate officer responsible for its preparation or by the transfer agent, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.


                           ARTICLE III

                            Directors

          Section 1. (a) Number and Qualifications. The Board of Directors of the Corporation shall be composed of thirteen
(13) directors; provided, however, to the extent the number of Designees as defined in a certain Shareholder Agreement dated as of February 25, 1994, by and among the Corporation and the Shareholders and the P&L Shareholders as defined therein ("Shareholder Agreement") is to be reduced by reason of the provisions of Article V of the Shareholder Agreement, then the number of directors shall, to that extent, be reduced. Each director shall be at least 21 years of age. A director need not be a shareholder.

          Section 1. (b) Nominations. Only persons who are nominated in accordance with the procedures set forth in this subsection (b) shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of shareholders by and at the direction of the Board of Directors or by any shareholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this subsection (b). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days notice or prior to public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. A shareholder's notice to the Secretary shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the Corporation which are beneficially owned by such person and
(D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including, without limitation, such persons' written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the Corporation's books, of the shareholder and (B) the class and number of shares of the Corporation which are beneficially owned by the shareholder. At the request of the Board of Directors any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Corporation that information which pertains to the nominee. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this subsection (b). The Chairman of the annual meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the provisions of this subsection (b), and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded. The foregoing advance nomination requirements do not apply to a nomination of a person for election as a director made as permitted by the terms of the last sentence of the first paragraph of Section 5.01(b) of the Shareholder Agreement.

          Section 2. Election and Tenure of Office. The directors of the corporation, except as otherwise provided by these by-laws, shall be elected at the annual meeting of the shareholders or at any meeting of the shareholders held in lieu of such annual meeting, and shall hold office until the next annual meeting of shareholders, and until their successors are elected and have qualified. The election of directors shall be conducted by two Inspectors of Election appointed as hereinbefore provided. The election shall be by ballot and shall be decided by plurality vote.

          Section 3. Resignation. Any director of the Corporation may resign at any time by giving his written resignation to any elected officer of the Corporation. Unless otherwise specified therein, such resignation shall take effect at the time of its delivery to said elected officer and the acceptance of a resignation shall not be necessary to make it effective.

          Section 4. Removal. Any or all of the directors may be removed, for cause alone, at any meeting of shareholders, notice of which shall have referred to the proposed action by a vote of the holders of record of the majority of the outstanding shares of the Corporation entitled to vote.

          Section 5. Newly Created Directorships and Vacancies. Newly created directorships resulting from an increase in the number of directors, and vacancies occurring in the Board for any reason, may be filled only by a vote of a majority of the directors then in office, although less than a quorum exists.
Any newly created directorship not so filled prior to the next annual meeting of the shareholders shall be filled by a vote of the shareholders at that meeting. A director elected to fill a vacancy shall be elected to hold office for the unexpired term of his predecessor.

          Section 6. Compensation. The directors, excluding full-time employees of the Corporation, shall, by resolution of the board, be compensated for their services in an amount and manner established by the board from time to time. Such compensation shall include payments for attendance at regular and special board meetings as well as committee meetings. Out-of-pocket expenses will be reimbursed by the Corporation for all directors (including full-time employee directors) located beyond 50 miles from a meeting site. Nothing herein contained shall preclude any directors from serving the Corporation in any other capacity and receiving compensation for such services.

          Section 7. Meetings. Meetings of the Board of Directors shall be held annually, and whenever called by the Chairman of the Board, the President, or any three (3) directors. The annual meeting shall be held immediately following the annual meeting of the shareholders. Any one or more members of the Board of Directors may participate in a meeting of the Board by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time, and participation by such means shall constitute presence in person at such meeting.

          Section 8. Notice of Meetings of Directors. Notice of annual meetings of the Board of Directors shall not be required. Notice of each other meeting of the Board of Directors, stating the time and place thereof, shall be given by the President, the Secretary or an Assistant Secretary or by the member of the Board to each member of the Board not less than ten (10) business days by mail or three (3) business days by telecopier, overnight courier, telegraph or telephone or delivering the same personally, before any such meeting. The notice of any meeting of the Board of Directors need not specify the purpose or purposes for which the meeting is called.

          Notice of a meeting need not be given to any director who submits a signed waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him.

          Section 9. Quorum. At any meeting of the Board of Directors a majority of the entire Board shall constitute a quorum, and, except as otherwise provided by law or the provisions of these by-laws or the Certification of Incorporation of the Corporation, a majority of such quorum shall decide any question that may come before the meeting. A majority of the directors present at any regular or special meeting of the Board, although less than a quorum, may adjourn the same from time to time, without notice other than announcement at the meeting, until a quorum is present.

          Section 10. Procedure. The order of business and all other matters of procedure at every meeting of directors may be determined by the presiding officer.


                           ARTICLE IV

                     Committees of the Board

          Section 1. Members of the Executive Committee and Their Term of Office. The Board of Directors by vote of a majority of the entire Board may appoint six persons who, together with the Chairman of the Board, or if no Chairman of the Board shall have been elected, the President, shall constitute an Executive Committee. The Chairman of the Board, or if no Chairman of the Board shall have been elected, the President, shall be Chairman of the Executive Committee, unless the Board designates some other member of the Executive Committee to be its Chairman.

          Section 2. Removal of Members and Filling Vacancies. Either one or all of the members of the Executive Committee so appointed may be removed at any time by the Board of Directors by a like vote, and by a like vote, the Board may fill vacancies in the Executive Committee.

          Section 3. Power of the Executive Committee. During the interval between meetings of the Board, the Executive Committee shall possess and may exercise all of the authority of the Board of Directors except where said possession and exercise is prohibited by law or precluded by prior action of the Board.

          Section 4.  Report of Action to Board of Directors.
Any action of the Executive Committee shall, when required by the Board of Directors, be reported to the Board. All action of such Committee should be subject to revision or alteration by the Board, provided that no rights of third parties shall be affected by such revision or alteration.

          Section 5. Additional Committees of the Board. The Board of Directors, by resolution or resolutions adopted by a majority of the entire Board, may designate from among its members one or more committees, each consisting of three or more directors, and each of which, to the extent provided in the applicable resolution, shall have all the authority of the Board, except insofar as its exercise of such authority may be inconsistent with any provision of law, the certificate of incorporation or these by-laws. The Board may designate one or more directors as alternate members of a committee, who may replace any absent member or members at any meeting of such committee. The committees shall keep regular minutes of their proceedings and make the same available to the Board upon request.

          Section 6. Rules of Procedure. Subject to any regulations prescribed by the Board, the Executive Committee and other committees shall fix their own rules of procedure. The presence of a majority of the Executive Committee or other committees shall be necessary to constitute a quorum thereof.
Any one or more members of the Executive Committee or any other committee may participate in a meeting of such committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time, and participation by such means shall constitute presence in person at such meeting.

          Section 7. Designee Members. So long as the Shareholder Agreement (as defined in Article III, Section 1(a) of these by-laws) is in effect, Designees as defined in the Shareholder Agreement shall be represented on every committee of the Board of Directors which representation will be approximately proportionate to their representation on the Board of Directors, subject to each of the following limitations: (a) the number of Designees on a committee shall be at least one less than the number of members of such committee who are not Designees; (b) the percentage of members of a committee who are Designees shall not exceed the percentage of members of the Board of Directors who are Designees as required by the Shareholder Agreement; and
(c) no Designee may serve on a committee of the Board of Directors unless such Designee meets the requirements for eligibility on such committee because such committee is comprised solely of outside or disinterested directors in order to comply with state or federal laws, rules and regulations (including
Section 162(m) of the Internal Revenue Code of 1986, as amended) or stock exchange rules in which case only Designees who are "outside" or "disinterested" shall serve.

          Section 8. Notice of Meetings of Committees. Notice of each meeting of committees, stating the time and place thereof, shall be given by the Chairman of the committee or by any member of the committee to each member of the committee not less than ten (10) business days by mail or less than three (3) business days by telecopier, overnight courier, telegraph or telephone or delivering the same personally, before such meeting.

          Notice of a meeting need not be given to any member of the committee who signs a waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him.


                            ARTICLE V

                            Officers

          Section 1. Officers. The Board of Directors, at their first meeting after the Annual Meeting of shareholders, may elect a Chairman of the Board and one or more Vice Chairmen and shall elect a President and such Vice Presidents as deemed appropriate as well as a Secretary and Treasurer. The Board of Directors may also appoint such additional officers and agents as they may from time to time consider advisable to hold office during their pleasure, who shall have such authority and perform such duties as from time to time may be prescribed by the Board.

          Section 2.  Tenure of Office - Removal - Resignation
          (a) The officers of the Corporation specified above shall, unless otherwise determined by the directors, be elected or appointed for the term of one year and shall hold office until their successors are elected and have qualified.

          (b) Any officer of the Corporation may be removed at any time with or without cause by action of the Board of Directors.

          (c) Any officer of the Corporation may resign at any time by giving his written resignation to any elected officer of the Corporation. Unless otherwise specified therein, such resignation shall take effect at the time of its delivery to said elected officer and the acceptance of a resignation shall not be necessary to make it effective.

          (d) Notwithstanding subsections (a) through (c) above, the Vice Chairman shall be elected or appointed to hold office until he is no longer a director.

          Section 3. The Chairman of the Board. The Chairman of the Board shall preside at all meetings of the shareholders and of the Board of Directors. He shall preside at all meetings of the Executive Committee unless the Board shall have designated another member of such committee to chair its meetings. He shall be an ex officio member of every other committee of which he is not a designated member, and as an ex officio member he shall be entitled to notice of, and to attend, the meetings of such committees but shall not be entitled to vote thereat. He shall procure and at all times be possessed of full information concerning the affairs of the Corporation. He shall be the chief executive officer of the Corporation unless the Board shall have specifically designated the President as chief executive officer.

          In case of the absence or incapacity of the Chairman of the Board, or if no Chairman of the Board shall have been elected, the President shall perform the duties and exercise the powers of the Chairman.

          Section 4. The Vice Chairman. The Vice Chairman shall perform such duties as are prescribed from time to time by the Board of Directors. The Vice Chairman shall be a member of every committee of the Board of Directors other than those committees with respect to which such Vice Chairman does not meet the requirements for eligibility of being an outside or disinterested director in order to comply with state or federal laws, rules and regulations (including Section 162(m) of the Internal Revenue Code of 1986, as amended) or stock exchange rules and his presence on a committee shall be counted in determining the number of directors on such committee.

          Section 5. The President. The President shall have the general care, supervision and direction of the affairs of the Corporation, subject to the control of the Board of Directors and the Executive Committee; and unless the President shall have been designated chief executive officer, he shall also be subject to the supervision and direction of the Chairman of the Board. The President shall at all times keep the Chairman of the Board fully informed concerning the affairs of the Corporation.

          Section 6. The Vice Presidents. The Vice Presidents may be designated by such title or titles as the Board of Directors may determine, and each Vice President in such order of seniority as may be determined by the Board, shall, in the absence or disability of the President, perform the duties and exercise the powers of the President. The Vice Presidents shall also have such powers and perform such duties as usually pertain to their office or as are properly required of them by the Board of Directors, the Chairman of the Board and the President.

          Section 7.  The Secretary and Assistant Secretaries.
It shall be the duty of the Secretary to give proper notice of all meetings of the shareholders and directors; to attend such meetings when practicable; to keep true records of the votes of elections and all other proceedings; to attest such records after every meeting by his signature; to safely keep the seal of the Corporation and all documents and papers which shall come into his possession and control; and to keep the books and accounts of the Corporation pertaining to his office. He shall perform such other duties as the directors may from time to time direct.

          The Assistant Secretaries shall in the absence or disability of the Secretary, or at his request, perform the duties and exercise the powers of the Secretary, and shall perform such other duties as the Chairman of the Board, the President or the Board of Directors may assign them.

          Section 8. The Treasurer and Assistant Treasurer. It shall be the duty of the Treasurer to keep an account of all moneys, funds and property of the Corporation that shall come into his hands, truly keep the books and accounts of the Corporation so as at all times to show the real condition of its affairs, and to render at all times such accounts and present such statements to the directors as may be required of him. He shall give such bonds for the faithful discharge of his duties as may be required by the Board of Directors. He shall perform such other duties as usually pertain to his office or as are required of him by the Board of Directors.

          The Assistant Treasurers may, in the absence or disability of the Treasurer, or at his request, perform the duties and exercise the powers of the Treasurer and shall perform such other duties as the Chairman of the Board, the President or the Board of Directors may assign them.

          Section 9. Officers Holding Two Offices. One person may at the same time hold any two offices in the Corporation, except that no person shall at the same time be President and Vice President, or President and Secretary. No officer, however, shall execute or verify any instrument in more than one capacity, if such instrument be required by law or otherwise to be executed or verified by any two or more officers.

          Section 10. Duties of Officers May be Delegated. In case of the absence of any officer of the Corporation, or for any other reason that the Board may deem sufficient, the Board of Directors may delegate for the time being the powers and duties of such officer, or any of them, to any other officer or to any director.

                           ARTICLE VI

                             Shares

          Section 1. Share Certificates. The share certificates of the Corporation shall be numbered and shall be entered in the books of the Corporation as they are issued. The certificates shall contain the holder's name and number of shares and all other statements required by law, and shall be signed by the Chairman of the Board, the President or a Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and shall bear the corporate seal. Such seal may be a facsimile, engraved or printed. Where any such certificate is signed by a transfer agent or a transfer clerk and by a registrar, the signatures of any such Chairman of the Board, President, Vice President, Secretary, Assistant Secretary, Treasurer or Assistant Treasurer upon such certificate may be facsimile, engraved or printed. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued by the Corporation with the same effect as if such officer had not ceased to be such at the date of its issue.

          Section 2. Transfers of Shares. Transfers of shares, except where otherwise provided by law or these by-laws, shall be made on the books of the Corporation by the person named in the certificate or by his attorney lawfully constituted, upon surrender of the certificate or certificates for such shares.
The Corporation shall be entitled to treat the holder of record of any share or shares as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of New York.

          Section 3. Transfer Agent and Registrar. The Board of Directors may at any time appoint one or more transfer agents and/or registrars for the transfer and/or registration of shares, and may from time to time by resolution fix and determine the manner in which shares of stock of the Corporation shall be transferred and/or registered by such transfer agent and registrar, respectively.

          Section 4. Record Dates. For the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board of Directors may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be less then ten (10) nor more than fifty (50) days before the date of such meeting, nor more than fifty (50) days prior to any such action.


                           ARTICLE VII

                     Dividends and Finances

          Section 1. Dividends. Dividends may be declared and paid out of the surplus of the Corporation as often, in such amounts and at such times, as the Board of Directors may determine. Before payment of any dividend or making any distribution of profits there may be set aside out of the net profits of the Corporation such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserved fund to meet contingencies or for equalizing dividends or for repairing or maintaining any property of the Corporation, or for such other purpose as the directors shall think conducive to the interest of the Corporation.

          Section 2. Finances. The directors shall from time to time, by resolution, determine, or by resolution may authorize any two officers consisting of any two of the Chairman of the Board, the President and the Treasurer to determine, in what bank or banks the funds of the Corporation shall be kept and in what manner and by what officers or agents checks, notes, bills, drafts or other like instruments shall be signed or endorsed but no such check, note, bill, draft or other instrument of like character or endorsement thereof, shall be valid unless signed by either facsimile manual signature, by at least two of the officers or agents of the Corporation.

                          ARTICLE VIII

                         Corporate Seal

          Section 1. The seal of the Corporation shall be circular in form with the words "Pratt & Lambert United, Inc." around the margin and the words and figures "founded 1849" in the center, in the form heretofore used by the Corporation. The seal may be attached or attested on any document or paper by any officer of the Corporation elected or appointed by the Board of Directors. The Board of Directors may authorize counterparts of the corporate seal to be kept by such officer or officers, in addition to the Secretary, or in such place or places as the Board may by resolution determine.


                           ARTICLE IX

                           Fiscal Year

          Section 1. The fiscal year of the Corporation shall be the calendar year.


                            ARTICLE X

                         Indemnification

          Section 1. Indemnification. The Corporation shall indemnify each person made or threatened to be made a party to any action or proceeding, whether civil or criminal, by reason of the fact that such person or such person's testator or intestate is or was a director or officer of the Corporation, or, while a director or officer, serves or served, at the request of the Corporation, any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, penalties, amounts paid in settlement and reasonable expenses, including attorneys' fees, incurred in connection with such action or proceeding, or any appeal therein, provided that no such indemnification shall be made if a judgment or other final adjudication adverse to such person establishes that his acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled, and provided further that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending action or proceeding unless the Corporation has given its prior consent to such settlement or other disposition, such consent not to be unreasonably withheld.

          The Corporation shall advance or promptly reimburse upon request any director or officer seeking indemnification hereunder for all expenses, including attorneys' fees, reasonably incurred in defending any action or proceeding in advance of the final disposition thereof upon receipt of an undertaking by or on behalf of such person to repay such amount if such person is ultimately found not to be entitled to indemnification or, where indemnification is granted, to the extent the expenses so advanced or reimbursed exceed the amount to which such person in entitled.

          Nothing herein shall limit or affect any right of any person otherwise than hereunder to indemnification or to advancement of expenses, including attorneys' fees, under any statute, rule, regulation, certificate of incorporation, by-law, insurance policy, contract or otherwise.

          Anything in these by-laws to the contrary notwithstanding, no elimination or amendment of this by-law adversely affecting the right of any person to indemnification or to advancement of expenses hereunder shall be effective until the 60th day following notice to such person of such action, and no elimination of or amendment to this by-law shall deprive any person of his or her rights under this by-law arising out of alleged or actual occurrences, acts or failures to act prior to such 60th day. This by-law shall be given retroactive effect and the full benefits hereof shall be available in respect of any alleged or actual occurrences, acts or failures to act prior to the date of the adoption of this by-law.

          The Corporation shall not, except by elimination or amendment of this by-law in a manner consistent with the preceding paragraph, take any action or enter into any agreement which prohibits, or otherwise limits the rights of any person to, indemnification in accordance with the provisions of this by-law. The indemnification of any person provided by this by-law shall continue after such person has ceased to be a director or officer of the Corporation and shall inure to the benefit of such person's heirs, executors, administrators and legal representatives. The right to indemnification or advancement of expenses under this by-law shall be a contract right.

          The Corporation is authorized to enter into agreements with any of its directors or officers to reflect or confirm the rights and benefits contained in this by-law and to extend other additional rights to indemnification and to advancement of expenses to any such person to the fullest extent permitted by applicable law, and to set forth procedures for any such person to obtain advancement of expenses and indemnification and, pending determination of entitlement to indemnification, interim protection, but the existence of any such agreement or the failure to enter into any such agreement shall not adversely affect or limit the rights of any such person pursuant to this by-law, it being expressly recognized hereby that all directors and officers of the Corporation, by serving as such are acting in reliance on the Corporation indemnifying them to the maximum extent permitted by law and authorized by this by-law, and that the Corporation is estopped to contend otherwise.

          In case any provision in this by-law shall be determined at any time to be unenforceable in any respect, the other provisions shall not in any way be affected or impaired thereby, and the affected provision shall be given the fullest possible enforcements in the circumstances, it being the intention of the Corporation to afford advancement of expenses and indemnification to its directors and officers, acting in such capacities or in the other capacities referred to herein, to the fullest extent permitted by law.

          To the extent a person has been successful, on the merits or otherwise, in the defense of a civil or criminal action or proceeding of the character described in the first paragraph of this by-law or in any claim, issue or matter thereon shall be entitled as a matter of right to indemnification as authorized in such paragraph without any determination of entitlement to indemnification by the Corporation. Except as provided in the preceding sentence or in an agreement or as ordered by a court, any indemnification under this by-law shall be made by the Corporation if, authorized in the specific case:

               (1) By the Board of Directors acting by a quorum consisting of Directors who are not parties to such action or proceeding upon a finding that the director or officer has met the standard of conduct set forth in the first paragraph of this by-law, or,

               (2) If such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs:

                    (a)  By the Board of Directors upon the
               opinion in writing of independent legal counsel that indemnification is proper in the circumstances because the standard of conduct set forth in the first paragraph of this by-law has been met by such director or officer, or

                    (b)  By the shareholders upon a finding that
               the director or officer has met the applicable standard of conduct set forth in such paragraph.

          For the purposes of this by-law, the Corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his duties to the Corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan, and excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered indemnifiable expenses. For purposes of this by-law, the term "Corporation" shall include any legal successor to the Corporation, including any corporation which acquires all of substantially all of the assets of the Corporation in one or more transactions.

          Any indemnification under this by-law shall also include reasonable expenses, including attorneys fees, incurred by any person to enforce such persons rights to indemnification and advancement of expenses.

          Nothing in this by-law shall restrict and the Corporation shall retain the power and the authority to indemnify or advance expenses to, make indemnification agreements and arrangements with, or maintain insurance on behalf of any employee or agent of the Corporation or any person (whether or not a director, officer, employee or agent of the Corporation) who serves at the request of the Corporation in any capacity with any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.


                           ARTICLE XI

                           Amendments

     Section 1. Subject to the provisions of the Certificate of Incorporation, these By-laws may be added to, amended or repealed either by vote of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote, or at any meeting of the Board of Directors by the vote of the majority of the entire Board. Any By-law adopted by the Board may be amended or repealed by the shareholders. If any By-law regulating an impending election of Directors is adopted, amended or repealed, by the Board, there shall be set forth in the notice of the next meeting of shareholders for the election of directors the By-law so adopted, amended or repealed, together with a concise statement of the changes made.

                          Exhibit 4(c)












           CORPORATE REVOLVING AND TERM LOAN AGREEMENT

                             BETWEEN

             MANUFACTURERS AND TRADERS TRUST COMPANY

                               AND

                      PRATT & LAMBERT, INC.




                      DATED AUGUST 3, 1994

                        TABLE OF CONTENTS


1.   DEFINITIONS...............................................1

     a.   Accumulated Funding Deficiency.......................1
     b.   Affiliate............................................1
     c.   Bankruptcy Law.......................................2
     d.   Bank's Prime Rate....................................2
     e.   CERCLA...............................................2
     f.   Control..............................................2
     g.   Distribution.........................................3
     h.   Environmental Law....................................3
     i.   ERISA................................................3
     j.   Event of Default.....................................3
     k.   Hazardous Material...................................6
     l.   Internal Revenue Code................................7
     m.   Law..................................................7
     n.   Libor Rate...........................................7
     o.   Libor Rate Election..................................7
     p.   Libor Rate Period....................................8
     q.   Libor Rate Period Commencement Date..................8
     r.   Libor Rate Portion...................................8
     s.   Loan.................................................8
     t.   Loan Document........................................8
     u.   Material Adverse Effect..............................9
     v.   Participant..........................................9
     w.   Pension Plan.........................................9
     x.   Permitted Investment.................................10
     y.   Permitted Lien.......................................11
     z.   Permitted Loan.......................................13
     aa.  Person...............................................14
     bb.  Potential Event of Default...........................14
     cc.  Prohibited Transaction...............................14
     dd.  Release..............................................15
     ee.  Reportable Event.....................................15
     ff.  Revolving Loan.......................................15
     gg.  Subsidiary...........................................15
     hh.  Term Loan............................................16

2.   REVOLVING LOANS...........................................16

     a.   Making and Obtaining Revolving Loans.................16
     b.   Revolving Loan Note..................................17
     c.   Repayment............................................18
     d.   Optional Repayment in Advance........................18
     e.   Interest.............................................19
     f.   Late Charge..........................................21
     g.   Non-Usage Fee........................................21
     h.   General Provisions as to Repayment and Payment.......23
     i.   Libor Rate Election..................................23

3.   TERM LOAN ................................................25

     a.   Making and Obtaining Term Loan.......................25
     b.   Term Note............................................26
     c.   Repayment............................................27

     d.   Optional Repayment in Advance........................27
     e.   Interest.............................................29
     f.   Late Charge..........................................32
     g.   General Provisions as to Repayment and Payment.......32
     h.   Bond Rate Election...................................33
     i.   Libor Rate Election..................................34

4.   PREREQUISITES TO LOAN.....................................36

     a.   No Default...........................................36
     b.   Representations and Warranties.......................36
     c.   Proceedings..........................................37
     d.   Receipt by Bank......................................37

5.   REPRESENTATIONS AND WARRANTIES............................41

     a.   Use of Proceeds......................................41
     b.   Subsidiaries; Affiliates.............................41
     c.   Good Standing; Qualification; Authority..............41
     d.   Control..............................................42
     e.   Compliance...........................................42
     f.   Environmental Matters................................43
     g.   Legality.............................................45
     h.   Fiscal Year..........................................47
     i.   Financial Statements.................................47
     j.   Material Adverse Effects; Distributions..............49
     k.   Tax Returns and Payments.............................49
     l.   Certain Indebtedness.................................49
     m.   Pension Obligations..................................50
     n.   Leases...............................................51
     o.   Assets; Liens and Encumbrances.......................52
     p.   Investments..........................................52
     q.   Loans................................................52
     r.   Judgments and Litigation.............................52
     s.   Transactions with Affiliates.........................53
     t.   Default..............................................53
     u.   Full Disclosure......................................53

6.   AFFIRMATIVE COVENANTS.....................................54

     a.   Good Standing; Qualification.........................54
     b.   Compliance...........................................54
     c.   Working Capital; Current Ratio.......................55
     d.   Net Worth; Liabilities...............................56
     e.   Debt Service Coverage................................58
     f.   Funded Debt Ratio....................................59
     g.   Net Loss.............................................60
     h.   Accounting; Reserves; Tax Returns....................60
     i.   Financial and Other Information; Certificates of
          No Default...........................................60
     j.   Payment of Certain Indebtedness......................64
     k.   Maintenance of Title and Assets; Insurance...........65
     l.   Inspections..........................................66
     m.   Pension Obligations..................................66
     n.   Changes in Management, Ownership and Control.........68
     o.   Judgments............................................68
     p.   Litigation...........................................69

     q.   Liens and Encumbrances...............................70
     r.   Defaults and Material Adverse Effects................70
     s.   Additional Guaranties................................71
     t.   Further Actions......................................71

7.   NEGATIVE COVENANTS........................................72

     a.   Fiscal Year..........................................72
     b.   Certain Indebtedness.................................72
     c.   Pension Obligations..................................73
     d.   Liens and Encumbrances...............................74
     e.   Capital Expenditures.................................74
     f.   Operating Leases.....................................74
     g.   Investments..........................................74
     h.   Loans................................................74
     i.   Transactions with Affiliates.........................75
     j.   Corporate Changes....................................75
     k.   Sale of Receivables..................................77
     l.   Stock of Subsidiary..................................77
     m.   Full Disclosure......................................77

8.   INDEBTEDNESS IMMEDIATELY DUE..............................77

9.   EXPENSES; INDEMNIFICATION.................................78

     a.   Expenses.............................................78
     b.   Indemnification......................................80

10.  NOTICES...................................................81

11.  MISCELLANEOUS.............................................83

     a.   Term; Survival.......................................83
     b.   Survival; Reliance...................................84
     c.   Right of Setoff......................................84
     d.   Assignment or Grant of Participation.................85
     e.   Binding Effect.......................................86
     f.   Entire Agreement, Modifications and Waivers..........86
     g.   Rights and Remedies Cumulative.......................87
     h.   Requests.............................................87
     i.   Extent of Consents and Waivers.......................88
     j.   Directly or Indirectly...............................88
     k.   Accounting Terms and Computations....................88
     l.   Reference to Law.....................................88
     m.   Reference to Governmental Authority..................89
     n.   Severability.........................................89
     o.   Governing Law........................................89
     p.   Headings.............................................90

12.  CONSENTS AND WAIVERS RELATING TO LEGAL PROCEEDINGS........90

     a.   JURISDICTIONAL CONSENTS AND WAIVERS..................90
     b.   WAIVER OF TRIAL BY JURY AND CLAIMS TO CERTAIN
          DAMAGES..............................................91

           CORPORATE REVOLVING AND TERM LOAN AGREEMENT

          This Agreement is made this 3rd day of August 1994 between Manufacturers and Traders Trust Company, a New York banking corporation having its chief executive office at One M&T Plaza, Buffalo, New York 14240, (the "Bank") and Pratt & Lambert, Inc., a New York business corporation having its chief executive office at 75 Tonawanda Street, Buffalo, New York 14207, (the "Borrower").

          The Bank and the Borrower agree as follows:

          1.   DEFINITIONS.  For purposes of this Agreement:

          a.   Accumulated Funding Deficiency.  "Accumulated
Funding Deficiency" has the meaning given to such term in Section
412(a) of the Internal Revenue Code.

          b. Affiliate. "Affiliate" means, other than all Subsidiaries, (i) any Person who or that now or hereafter has Control of or is now or hereafter under common Control with the Borrower or any Subsidiary or over whom or which the Borrower or any Subsidiary now or hereafter has Control, (ii) any Person who is now or hereafter related by blood, adoption or marriage to any Person referred to in clause (i) of this sentence, (iii) any Person who is now or hereafter a director or officer of the Borrower or any Subsidiary or (iv) any Person who is now or hereafter related by blood, adoption or marriage to any Person referred to in clause (iii) of this sentence or over whom or which any such Person now or hereafter has Control.

          c. Bankruptcy Law. "Bankruptcy Law" means any bank-ruptcy or insolvency Law or any other Law relating to the relief of debtors, the readjustment, composition or extension of indebt-edness, liquidation or reorganization.

          d. Bank's Prime Rate. "Bank's Prime Rate" means the rate announced by the Bank as its prime rate of interest.

          e. CERCLA. "CERCLA" means the Comprehensive Environ-mental Response, Compensation, and Liability Act of 1980, as amended.

          f. Control. "Control" means, with respect to any Person, whether direct or indirect, (i) the power to vote 5% or more of the outstanding shares of any class of stock of such Person ordinarily having the power to vote for the election of directors of such Person, (ii) the beneficial ownership of 5% or more of the outstanding shares of any class of stock of such Person or 5% or more of any other ownership interest in such Person or (iii) the power to direct or cause the direction of the management and policies of such Person, whether by ownership of any stock or other ownership interest, by agreement or otherwise.

          g. Distribution. "Distribution" means, with respect to any corporation, (i) any dividend or other distribution, whether in cash or in the form of any other asset, on account of any of its stock or (ii) any payment on account of the purchase, redemption, retirement or other acquisition of any of its stock.

          h. Environmental Law. "Environmental Law" means any Law relating to public health or safety or protection of the environment, including, but not limited to, (i) CERCLA and
(ii) the Resource Conservation and Recovery Act, as amended.

          i.   ERISA.  "ERISA" means the Employee Retirement
Income Security Act of 1974, as amended.

          j. Event of Default. An "Event of Default" occurs or exists if (i) the Borrower (A) defaults for more than 20 days in the repayment when due of any of the principal amount of any Loan or the payment when due of any interest owing pursuant to this Agreement or any other amount owing by the Borrower to the Bank pursuant to this Agreement, (B) defaults for more than 30 days in the performance when due of any obligation owing by the Borrower to the Bank pursuant to Section 6 of this Agreement or (C) defaults for more than ten days in the performance when due of any other obligation owing by the Borrower to the Bank pursuant to this Agreement, (ii) the Borrower or any Subsidiary defaults for more than ten days in the payment when due, whether by acceleration or otherwise, of any obligation, whether now exist-ing or hereafter arising or accruing, to pay any sum of money in excess of $1,000,000, whether for any principal, interest, fee, charge, cost or expense or otherwise, to the Bank other than pursuant to this Agreement or to any other Person, (iii) the Borrower or any Subsidiary is dissolved, ceases to exist, assigns or otherwise transfers or disposes of all or substantially all of its assets, makes or permits what might be a fraudulent transfer or fraudulent conveyance of any of its assets, makes any bulk sale, sends any notice of any intended bulk sale, becomes insolvent (however such insolvency is evidenced), generally fails to pay its debts as they become due, fails to pay, withhold or collect any tax as required by any Law, suspends or ceases its business or has served, filed or recorded against it or any of its assets any judgment, order or award of any court, agency or other governmental authority or any arbitrator or any lien other than a Permitted Lien, (iv) the Borrower or any Subsidiary has any receiver, trustee, custodian or similar Person for it or any of its assets appointed (whether with or without its consent), makes any assignment for the benefit of creditors or commences or has commenced against it any case or other proceeding pursuant to any Bankruptcy Law or any formal or informal proceeding for the dissolution, liquidation or winding up of the affairs of or the settlement of claims against it and, if such case or other proceeding or formal or informal proceeding is commenced against it, such case or other proceeding or formal or informal proceed-ing is not dismissed within 60 days after the date of such commencement, (v) any representation or warranty made in this Agreement proves, as of the date of this Agreement, to have been incorrect or misleading in any material respect, (vi) any written representation or warranty heretofore or hereafter made, or any financial statement heretofore or hereafter provided, to the Bank by or on behalf of the Borrower or any Subsidiary proves, as of the date thereof, to have been incorrect or misleading in any material respect or before the execution and delivery to the Bank by the Borrower of this Agreement there occurred and was not dis-closed to the Bank any material adverse change in any information disclosed in any such representation or warranty heretofore so made or any financial statement heretofore so provided or (vii) there occurs or exists with respect to any Pension Plan any Prohibited Transaction, Reportable Event or other event or condition that, in the opinion of the Bank, (A) constitutes or will or might constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan and (B) will or might have any Material Adverse Effect, the Pension Benefit Guaranty Corporation institutes any proceeding under ERISA seeking the termination of any Pension Plan or the appoint-ment of a trustee to administer any Pension Plan, any Person other than the Pension Benefit Guaranty Corporation institutes any proceeding under ERISA seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan that, in the opinion of the Bank, (A) is likely to result in the termination of such Pension Plan and (B) will or might have any Material Adverse Effect, any trustee is appointed by a United States District Court to administer any Pension Plan, any Pension Plan is terminated or there are vested unfunded liabilities under any Pension Plan that, in the opinion of the Bank, have or will or might have any Material Adverse Effect.

          k.   Hazardous Material.  "Hazardous Material" means
(i) any "hazardous substance" as such term is defined in 42
U.S.C. Section 9601(14), (ii) any "hazardous waste" as such term is defined in 42 U.S.C. Section 6903(5), (iii) any pollutant, contaminant or hazardous, dangerous or toxic chemical, material, waste or other substance for purposes of any other Environmental Law relating to or imposing any liability or standard of conduct with respect to any pollutant, contaminant or hazardous, dangerous or toxic chemical, material, waste or other substance or (iv) any petroleum product.

          l. Internal Revenue Code. "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

          m. Law. "Law" means any statute, ordinance, regula-tion, rule, interpretation, decision, guideline or other require-ment enacted or issued by any court, agency or other governmental authority.

          n. Libor Rate. "Libor Rate" means, for any period, the rate, as determined by the Bank from any broker, quoting service or commonly available source utilized by the Bank, at which United States dollar deposits in immediately available funds are offered in the London interbank eurodollar market at approximately 11:00 a.m. London time (or as soon thereafter as practicable) on the date that is two business days of the Bank before the first day of such period for delivery on the first day of such period for a period equal to such period.

          o. Libor Rate Election. "Libor Rate Election" means any election by the Borrower to have the interest charged for any period on a portion of the outstanding principal amount of any Loan determined by reference to the Libor Rate.

          p. Libor Rate Period. "Libor Rate Period" means any period for which interest is to be charged on any Libor Rate Portion for any Loan at a rate determined by reference to the Libor Rate for such period pursuant to a Libor Rate Election.

          q. Libor Rate Period Commencement Date. "Libor Rate Period Commencement Date" means the date on which begins any period for which interest is to be charged on any Libor Rate Portion for any Loan at a rate determined by reference to the Libor Rate for such period pursuant to a Libor Rate Election.

          r. Libor Rate Portion. "Libor Rate Portion" means, for any Loan, any portion of the outstanding principal amount of such Loan on which interest is to be charged for any period at a rate determined by reference to the Libor Rate for such period pursuant to a Libor Rate Election.

          s.   Loan.  "Loan" means any Revolving Loan or the Term
Loan.

          t. Loan Document. "Loan Document" means this Agree-ment or any other agreement or instrument referred to in Section
4d of this Agreement.

          u. Material Adverse Effect. "Material Adverse Effect" means any material adverse effect on (i) the ability of the Borrower to repay when due any of the principal amount of any Loan or to pay when due any interest owing to the Bank pursuant to this Agreement or any other amount owing by the Borrower to the Bank pursuant to this Agreement, (ii) the ability of the Borrower or any Subsidiary to perform when due any material obligation pursuant to any Loan Document or (iii) the Borrower and all Subsidiaries taken as a whole or the business, operations, assets, affairs or condition (financial or other) of the Borrower and all Subsidiaries taken as a whole.

          v. Participant. "Participant" means, at any time, Chemical Bank, a New York banking corporation, if at such time it is the holder of any participation in any unpaid indebtedness of the Borrower to the Bank pursuant to this Agreement.

          w. Pension Plan. "Pension Plan" means (i) any pension plan, as such term is defined in Section 3(2) of ERISA,
(A) that has heretofore been or is hereafter established or maintained by the Borrower, any Subsidiary or any other Person that is, together with the Borrower or any Subsidiary, a member of a controlled group of corporations for purposes of Section 414(b) of the Internal Revenue Code or is under common control with the Borrower or any Subsidiary for purposes of Section 414(c) of the Internal Revenue Code, (B) to which contributions have heretofore been or are hereafter made by the Borrower, any Subsidiary or any such other Person or (C) to which the Borrower, any Subsidiary or any such other Person has heretofore agreed or hereafter agrees or otherwise has heretofore incurred or hereaf-ter incurs any obligation to make contributions or (ii) any trust heretofore or hereafter created under any such pension plan.

          x. Permitted Investment. "Permitted Investment" means any investment by the Borrower or any Subsidiary in (i) any readily marketable direct obligation of the United States matur-ing within one year after the date of its acquisition thereof,
(ii) any time deposit maturing within one year after the date of its acquisition thereof and issued by any banking institution that is incorporated under any statute of the United States or any state of the United States and has a combined capital and surplus of not less than $500,000,000, (iii) any demand or savings deposit with any such banking institution, (iv) any security of any Subsidiary if (A) such security is owned by it on the date of this Agreement or (B) any asset of the Borrower or any other Subsidiary is assigned, sold, leased as a lessor or otherwise transferred or disposed of to such Subsidiary and such Subsidiary executes and delivers to the Bank a guaranty agreement in form and substance satisfactory to the Bank guaranteeing, without any limitation as to amount, the payment of all indebtedness and other obligations of the Borrower to the Bank, whether then existing or thereafter arising, (v) investments the total of which does not exceed $4,000,000 in the aggregate for the Borrower and all Subsidiaries during any fiscal year of the Borrower provided that immediately after any such investment there has not occurred or existed and does not exist any Event of Default or Potential Event of Default or (vi) any security fully and accurately described in Exhibit A attached to and made a part of this Agreement.

          y. Permitted Lien. "Permitted Lien" means (i) any lease of any asset by the Borrower or any Subsidiary as a lessor in the ordinary course of its business and without interference with the conduct of its business or operations, (ii) any pledge or deposit made by the Borrower or any Subsidiary in the ordinary course of its business (A) in connection with any workers' compensation, unemployment insurance, social security or similar Law or (B) to secure the payment of any indebtedness or other obligation in connection with any letter of credit, bid, tender, trade or government contract, lease, surety, appeal or perfor-mance bond or Law, or any similar indebtedness or other obliga-tion, not incurred in connection with the borrowing of any money or the deferral of the payment of the purchase price of any asset, (iii) any attachment, levy or similar lien with respect to the Borrower or any Subsidiary arising in connection with any action or other legal proceeding so long as (A) the validity of the claim or judgment secured thereby is being contested in good faith by appropriate proceedings promptly instituted and dili-gently conducted, (B) adequate reserves have been appropriately established for such claim or judgment, (C) the execution or other enforcement of such attachment, levy or similar lien is effectively stayed and (D) neither such claim or judgment nor such attachment, levy or similar lien has any Material Adverse Effect, (iv) any statutory lien in favor of the United States for any amount paid to the Borrower or any Subsidiary as a progress payment pursuant to any government contract, (v) any statutory lien securing the payment of any tax, assessment, fee, charge, fine or penalty imposed by any government or political subdivi-sion upon the Borrower, any Subsidiary or any of the assets, income and franchises of the Borrower or any Subsidiary but not yet required by Section 6j of this Agreement to be paid, (vi) any statutory lien securing the payment of any claim or demand of any materialman, mechanic, carrier, warehouseman, garageman or landlord against the Borrower or any Subsidiary but not yet required by such Section 6j to be paid, (vii) any reservation, exception, encroachment, easement, right-of-way, covenant, condition, restriction, lease or similar title exception or encumbrance affecting the title to any real property of the Borrower or any Subsidiary but not interfering with the conduct of its business or operations, (viii) any security interest, mortgage or other lien or encumbrance in favor of the Bank or the Participant or (ix) any security interest, mortgage or other lien or encumbrance existing on the date of this Agreement and fully and accurately described in Exhibit A attached to and made a part of this Agreement.

          z. Permitted Loan. "Permitted Loan" means (i) any loan, advance or other extension of credit made by any Subsidiary to the Borrower or by the Borrower or any Subsidiary to any Subsidiary that is a guarantor, without any limitation as to amount, of the payment of all indebtedness and other obligations of the Borrower to the Bank, whether now existing or hereafter arising or accruing, pursuant to a guaranty agreement in form and substance satisfactory to the Bank, (ii) any deferral of the pur-chase price of any inventory sold by the Borrower or any Subsid-iary in the ordinary course of its business, (iii) any advance made by the Borrower or any Subsidiary in the ordinary course of its business to any of its officers and employees for out-of-pocket expenses incurred by such officer or employee on its behalf in the conduct of its business or operations, (iv) loans, advances and other extensions of credit the total of the outstanding principal amounts of which does not at any time exceed $2,500,000 in the aggregate for the Borrower and all Subsidiaries, (v) loans, advances and other extensions of credit made by the Borrower or any Subsidiary in the ordinary course of its business to any purchaser of any of its inventory sold or to be sold by it in the ordinary course of its business and the total of which does not at any time exceed $5,000,000 in the aggregate for the Borrower and all Subsidiaries or (vi) any loan, advance or other extension of credit fully and accurately de-scribed in Exhibit A attached to and made a part of this Agree-ment.

         aa. Person. "Person" means (i) any individual, corpo-ration, partnership, joint venture, trust, unincorporated associ-ation, government or political subdivision, (ii) any court, agency or other governmental authority or (iii) any other entity, body, organization or group.

         bb.   Potential Event of Default.  "Potential Event of
Default" means any event or condition that, after notice, lapse of time or both notice and lapse of time, would constitute an Event of Default.

         cc.   Prohibited Transaction.  "Prohibited Transaction"
(i) has the meaning given to such term in Section 4975(c) of the Internal Revenue Code and (ii) means any transaction prohibited by Section 406(a) of ERISA.

         dd.   Release.  "Release" means any "release" as such
term is defined in 42 U.S.C. Section 9601(22).

         ee.   Reportable Event.  "Reportable Event" means any
event described in Section 4043(b) of ERISA with respect to which no waiver has been given pursuant to Section 2615.3 of Title 29 of the Code of Federal Regulations.

         ff.   Revolving Loan.  "Revolving Loan" means any loan
by the Bank to the Borrower pursuant to Section 2a of this Agree-ment.

         gg.   Subsidiary.  "Subsidiary" means any corporation of
which the Borrower now or hereafter has beneficial ownership, whether direct or indirect, of (i) 50% or more of the outstanding shares of any class of stock ordinarily having the power to vote for the election of directors of such corporation or (ii) such lower percentage of the outstanding shares of any class of such stock as is sufficient to render such corporation a subsidiary of the Borrower for purposes of generally accepted accounting principles as in effect at the time of determination of the status of such corporation for purposes of this definition, except for any of (A) Southside Paint & Decorating, Inc., a Florida business corporation, (B) The P&L Subsidiary, Inc., an Ohio business corporation, (C) Eastern Coatings, Inc., a New York business corporation, (D) Adamson Johnson Paint Co., an Illinois business corporation, (E) St. Cloud Paint, Inc., a Minnesota business corporation, (F) Heritage Paint, Inc., a West Virginia business corporation, (G) John's Color Wheel and Decorating, Inc., a Georgia business corporation and (H) Kayney Paints, Inc., a California business corporation, until its gross assets, as determined without taking depreciation or amortization into account, total $1,000,000 or more.

          hh. Term Loan. "Term Loan" means the loan by the Bank to the Borrower pursuant to Section 3a of this Agreement.

          2.   REVOLVING LOANS.

          a. Making and Obtaining Revolving Loans. Upon and subject to each term and condition of this Agreement, at any time and from time to time during the period beginning on the date of this Agreement and ending on August 2, 1996, the Borrower may obtain Revolving Loans from the Bank. The principal amount of each Revolving Loan shall be an integral multiple of $500,000, and the total of the outstanding principal amounts of all Revolv-ing Loans shall not at any time exceed $50,000,000 minus the amount applied to such outstanding principal amounts pursuant to clause (iv) of Section 7l of this Agreement. The Bank may make any Revolving Loan in reliance upon, and the Borrower shall be bound by, any oral (including, but not limited to, telephonic), written (including, but not limited to, facsimile) or other request for such Revolving Loan that the Bank believes in good faith to be valid and to have been made by any officer of the Borrower, and the Bank shall not incur any liability to the Borrower or any other Person as a direct or indirect result of making such Revolving Loan. Each request for a Revolving Loan shall state the principal amount of such Revolving Loan and the business day of the Bank upon which such Revolving Loan is requested to be made; provided, however, that, if such business day is the day such request is received by the Bank and such request is so received after 10:00 A.M. on such day, the Bank may, but shall not be obligated to, treat such request as stating the next business day of the Bank as the date upon which such Revolving Loan is requested to be made.

          b. Revolving Loan Note. The Bank shall set forth on the schedule attached to and made a part of the Revolving Loan Note referred to in clause (i) of Section 4d of this Agreement or any similar schedule (including, but not limited to, any similar schedule maintained in computerized records) annotations evidenc-ing (i) the date and principal amount of each Revolving Loan,
(ii) the date and amount of each payment applied to the outstanding principal amount of such Revolving Loan Note, (iii) such outstanding principal amount after each Revolving Loan and each such payment, (iv) each Libor Rate Portion for any Revolving Loan, (v) the Libor Rate Period, Libor Rate Period Commencement Date, Libor Rate and rate of interest for each Libor Rate Portion for any Revolving Loan and (vi) the date and amount of each payment applied to any Libor Rate Portion for any Revolving Loan. Each such annotation shall, in the absence of manifest error, be conclusive and binding upon the Borrower. No failure of the Bank to make and no error by the Bank in making any annotation on such attached schedule or any such similar schedule shall affect the obligation of the Borrower to repay the principal amount of each Revolving Loan, the obligation of the Borrower to pay interest on the outstanding principal amount of each Revolving Loan or any other obligation of the Borrower to the Bank pursuant to this Agreement.

          c. Repayment. The Borrower shall repay the principal amounts of all Revolving Loans to the Bank on August 3, 1996, when the Borrower shall pay to the Bank all interest owing pursuant to this Agreement in connection with any Revolving Loan and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement in connection with any Revolving Loan and remaining unpaid.

          d. Optional Repayment in Advance. Except for any Libor Rate Portion for any Revolving Loan, the Borrower shall have the option of repaying the principal amount of any Revolving Loan to the Bank in advance in full or in part at any time and from time to time without any premium or penalty.

          e. Interest. From and including the date the first Revolving Loan is made to but not including the date the out-standing principal amount of each Revolving Loan is repaid in full, the Borrower shall pay to the Bank interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the maturity, whether by acceleration or otherwise, of such outstanding principal amount be (A) except for any Libor Rate Portion for such Revolving Loan on which interest is being charged pursuant to clause (i)(B) of this sentence for such day, the rate per year, expressed as a percentage, that is the rate in effect such day as the Bank's Prime Rate or (B) for any Libor Rate Portion for such Revolving Loan if such day falls within the Libor Rate Period for such Libor Rate Portion, the rate per year, expressed as a percentage and rounded, if necessary, to the next higher .0625%, that is the rate obtained by dividing (I) 1 1/2% above the Libor Rate for such Libor Rate Period by (II) expressed as a decimal, the difference between 100% and the maximum per-centage of reserve requirement (including any emergency, supple-mental or other marginal percentage of reserve requirement) for such day specified by Regulation D of the Board of Governors of the Federal Reserve System for the Bank with respect to Eurocurrency liabilities and (ii) on each day subsequent to the last day described in clause (i) of this sentence be 2% above the rate in effect such subsequent day as the Bank's Prime Rate; provided, however, that (1) such interest shall not be charged as provided in clause (i)(B) of this sentence with respect to any Libor Rate Portion for such Revolving Loan if (a) before the Libor Rate Period Commencement Date on which the Libor Rate Period for such Libor Rate Portion begins any court, agency or other governmental authority asserts that it is unlawful, or the Bank determines that it is unlawful, for the Bank to charge interest on any portion of the outstanding principal amount of any Revolving Loan at a rate determined by reference to the Libor Rate, (b) the Bank determines that United States dollar deposits in immediately available funds are not available for such Libor Rate Period to the Bank or any participant in such Libor Rate Portion to the extent of its interest in such Libor Rate Portion or (c) before such Libor Rate Period Commencement Date the Bank determines that information necessary to determine the rate to be charged pursuant to such clause (i)(B) is unavailable, (2) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (3) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in
Section 2c of this Agreement, (i) a payment of such interest shall become due on the first day of each calendar month, begin-ning on the first day of the first calendar month following the calendar month in which the first Revolving Loan is made, except for any of such interest payable with respect to any Libor Rate Portion for any Revolving Loan, and (ii) all of such interest payable with respect to any Libor Rate Portion for any Revolving Loan shall become due on the day after the last day in the Libor Rate Period for such Libor Rate Portion.

          f. Late Charge. If any of the principal amount of any Revolving Loan is not repaid, or any interest owing pursuant to this Agreement in connection with any Revolving Loan is not paid, by the date it becomes due, whether by acceleration or otherwise, the Borrower shall pay to the Bank on demand a late charge of $100.

          g. Non-Usage Fee. For each period (i) beginning on the date of this Agreement and ending on the last day of the calendar quarter containing such date, (ii) consisting of a calendar quarter beginning after the calendar quarter containing the date of this Agreement and ending before the calendar quarter containing the date set forth in the first sentence of Section 2a of this Agreement or (iii) beginning on the first day of the calendar quarter containing the date set forth in the first sentence of such Section 2a and ending on such date, the Borrower shall pay to the Bank on demand a non-usage fee equal to the product obtained by multiplying (A) the difference between $50,000,000 and the daily average during such period of the outstanding principal amounts of all Revolving Loans first by (B) 1/4% and then by (C) the fraction obtained by dividing the number of days in such period by 360; provided, however, that (I) in no event shall there be payable any such non-usage fee that would result in interest being payable on any such outstanding princi-pal amount at a rate in excess of the maximum rate permitted by applicable law and (II) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate.

          h. General Provisions as to Repayment and Payment. Repayment of the principal amount of each Revolving Loan, payment of all interest owing pursuant to this Agreement in connection with any Revolving Loan and payment of all other amounts owing by the Borrower to the Bank pursuant to this Agreement in connection with any Revolving Loan shall be made in lawful money of the United States and immediately available funds at the banking office of the Bank located at One Fountain Plaza, Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice given to the Borrow-er by the Bank. No such repayment or payment shall be deemed to have been received by the Bank until received by the Bank at the office of the Bank determined in accordance with the preceding sentence, and any such repayment or payment received by the Bank at such office after 2:00 P.M. on any day shall be deemed to have been received by the Bank at the time such office opens for business on the next business day of the Bank. If the time by which any of the principal amount of any Revolving Loan is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in Section 2e of this Agreement.

          i. Libor Rate Election. At any time and from time to time, the Borrower may irrevocably make a Libor Rate Election relating to any Revolving Loan that specifies (i) expressed as a dollar amount, the portion of the outstanding principal amount of any Revolving Loan to which such Libor Rate Election relates,
(ii) a business day of the Bank that is to be the Libor Rate Period Commencement Date for the Libor Rate Period elected pursuant to such Libor Rate Election and (iii) whether a one-month, two-month or three-month option is elected as to the length of such Libor Rate Period; provided, however, that (A) su-ch Libor Rate Period may not extend beyond August 2, 1996 and
(B) such Libor Rate Election need not be honored by the Bank if
(I) such Libor Rate Election is received by the Bank less than three business days of the Bank before such Libor Rate Period Commencement Date, (II) any Event of Default occurs or exists before the time such Libor Rate Election is received by the Bank or exists at such time, (III) such portion of such outstanding principal amount is not at least $1,250,000 or (IV) such Libor Rate Period would overlap more than two other Libor Rate Periods. If such Libor Rate Election elects a one-month option as to the length of such Libor Rate Period, such Libor Rate Period shall end on the day before the one-month anniversary of such Libor Rate Period Commencement Date or, if such one-month anniversary is not a business day of the Bank, on the day before the first day following such one-month anniversary that is such a business day. If such Libor Rate Election elects a two-month option as to the length of such Libor Rate Period, such Libor Rate Period shall end on the day before the two-month anniversary of such Libor Rate Period Commencement Date or, if such two-month anni-versary is not a business day of the Bank, on the day before the first day following such two-month anniversary that is such a business day. If such Libor Rate Election elects a three-month option as to the length of such Libor Rate Period, such Libor Rate Period shall end on the day before the three-month anniver-sary of such Libor Rate Period Commencement Date or, if such three-month anniversary is not a business day of the Bank, on the day before the first day following such three-month anniversary that is such a business day. The Bank may rely upon, and the Borrower shall be bound by, any oral (including, but not limited to, telephonic), written (including, but not limited to, facsimi-
le) or other Libor Rate Election relating to any Revolving Loan that the Bank believes in good faith to be valid and to have been made by any officer of the Borrower, and the Bank shall not incur any liability to the Borrower or any other Person as a direct or indirect result of such Libor Rate Election.

          3.   TERM LOAN.

          a. Making and Obtaining Term Loan. Upon and subject to each term and condition of this Agreement, on August 3, 1996, the Bank shall make the Term Loan to the Borrower, and the Borrower shall obtain the Term Loan from the Bank. The principal amount of the Term Loan shall be equal to the lesser of (i) the total of the outstanding principal amounts of all Revolving Loans or (ii) $50,000,000.

          b. Term Note. The Bank shall set forth on the schedule attached to and made a part of the Term Note referred to in clause (ii) of Section 4d of this Agreement or any similar schedule (including, but not limited to, any similar schedule maintained in computerized records) annotations evidencing (i) each portion of the outstanding principal amount of the Term Loan to which an election by the Borrower pursuant to Section 3h of this Agreement is applicable and the date on which interest begins to be charged on such portion of such outstanding principal amount pursuant to such election, (ii) each Libor Rate Portion for the Term Loan, (iii) the Libor Rate Period, Libor Rate Period Commencement Date, Libor Rate and rate of interest for each Libor Rate Portion for the Term Loan and (iv) the date and amount of each payment applied to any Libor Rate Portion for the Term Loan. Each such annotation shall, in the absence of manifest error, be conclusive and binding upon the Borrower. No failure of the Bank to make and no error by the Bank in making any annotation on such attached schedule or any such similar schedule shall affect the obligation of the Borrower to repay the principal amount of the Term Loan, the obligation of the Borrower to pay interest on the outstanding principal amount of the Term Loan or any other obligation of the Borrower to the Bank pursuant to this Agreement.

          c. Repayment. The Borrower shall repay the principal amount of the Term Loan to the Bank in 32 installments, with the first of such installments to become due on October 1, 1996 and one of such installments to become due on the first day of each succeeding January, April, July and October through July 1, 2004, when the Borrower shall repay the outstanding principal amount of the Term Loan to the Bank and pay to the Bank all interest owing pursuant to this Agreement and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement and remaining unpaid. Each of the first 31 of such installments shall be equal to 1/40 of the principal amount of the Term Loan, and the last of such installments shall be equal to the remainder of such principal amount.

          d. Optional Repayment in Advance. Except for any Libor Rate Portion for the Term Loan, the Borrower shall have the option of repaying the principal amount of the Term Loan to the Bank in advance in full or in part at any time and from time to time; provided, however, that (i) any such repayment made when interest is being charged on any portion of the outstanding principal amount of the Term Loan pursuant to clause (i)(A) of the first sentence of Section 3e of this Agreement shall be applied first to such portion of such outstanding principal amount and, after such portion of such outstanding principal amount is repaid in full, then to the portion of such outstanding principal amount on which interest is being charged pursuant to clause (i)(B) of such sentence, (ii) upon making any such repayment before the second anniversary of the date the Term Loan is made, the Borrower shall pay to the Bank a premium of 5% of the portion thereof applied to the portion of such outstanding principal amount on which interest is being charged pursuant to such clause (i)(B), (iii) upon making any such repayment on or after such second anniversary and before the fourth anniversary of such date, the Borrower shall pay to the Bank a premium of 4% of the portion thereof applied to the portion of such outstanding principal amount on which interest is being charged pursuant to such clause (i)(B), (iv) upon making any such repayment on or after such fourth anniversary, the Borrower shall pay to the Bank a premium of 3% of the portion thereof applied to the portion of such outstanding principal amount on which interest is being charged pursuant to such clause (i)(B), (v) the amount of any such repayment in part shall be an integral multiple of $500,000 and (vi) upon making any such repayment in full, the Borrower shall pay to the Bank all interest owing pursuant to this Agreement and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement and remaining unpaid. Each such repayment in part shall be applied to the installments of the principal amount of the Term Loan in the inverse order of such installments becoming due. No application of any amount to the outstanding principal amount of the Term Loan pursuant to clause (iv) of Section 7l of this Agreement shall require payment of any premium pursuant to the first sentence of this Section 3d.

          e. Interest. From and including the date the Term Loan is made to but not including the date the outstanding principal amount of the Term Loan is repaid in full, the Borrower shall pay to the Bank interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the maturi-ty, whether by acceleration or otherwise, of such outstanding principal amount be (A) except for any portion of such outstanding principal amount on which interest is being charged pursuant to clause (i)(B) of this sentence for such day and any Libor Rate Portion for the Term Loan on which interest is being charged pursuant to clause (i)(C) of this sentence for such day, the rate per year, expressed as a percentage, that is the rate in effect such day as the Bank's Prime Rate, (B) for any portion of the Term Loan to which for such day an election by the Borrower pursuant to Section 3h of this Agreement is applicable, the rate per year, expressed as a percentage, that is 2% above the United States Treasury bond rate for such day, as determined pursuant to the last sentence of such Section 3h, or (C) for any Libor Rate Portion for the Term Loan if such day falls within the Libor Rate Period for such Libor Rate Portion, the rate per year, expressed as a percentage and rounded, if necessary, to the next higher .0625%, that is the rate obtained by dividing (I) 2 1/10% above the Libor Rate for such Libor Rate Period by (II) expressed as a decimal, the difference between 100% and the maximum percentage of reserve requirement (including any emergency, supplemental or other marginal percentage of reserve requirement) for such day specified by Regulation D of the Board of Governors of the Federal Reserve System for the Bank with respect to Eurocurrency liabilities and (ii) on each day subsequent to the last day de-scribed in clause (i) of this sentence be 2% above the rate in effect such subsequent day as the Bank's Prime Rate; provided, however, that (1) such interest shall not be charged as provided in clause (i)(C) of this sentence with respect to any Libor Rate Portion for the Term Loan if (a) before the Libor Rate Period Commencement Date on which the Libor Rate Period for such Libor Rate Portion begins any court, agency or other governmental authority asserts that it is unlawful, or the Bank determines that it is unlawful, for the Bank to charge interest on any portion of such outstanding principal amount at a rate determined by reference to the Libor Rate, (b) the Bank determines that United States dollar deposits in immediately available funds are not available for such Libor Rate Period to the Bank or any participant in such Libor Rate Portion to the extent of its interest in such Libor Rate Portion or (c) before such Libor Rate Period Commencement Date the Bank determines that information necessary to determine the rate to be charged pursuant to such clause (i)(C) is unavailable, (2) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (3) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in Section 3d of this Agreement, a payment of such interest shall become due on the first day of each calendar month, beginning on September 1, 1996, except for any of such interest payable with respect to any Libor Rate Portion for the Term Loan, and (ii) all of such interest payable with respect to any Libor Rate Portion for the Term Loan shall become due on the day after the last day in the Libor Rate Period for such Libor Rate Portion.

          f. Late Charge. If any of the principal amount of the Term Loan is not repaid, or any interest owing pursuant to this Agreement in connection with the Term Loan is not paid, by the date it becomes due, whether by acceleration or otherwise, the Borrower shall pay to the Bank on demand a late charge of $100.

          g. General Provisions as to Repayment and Payment. Repayment of the principal amount of the Term Loan, payment of all interest owing pursuant to this Agreement in connection with the Term Loan and payment of all other amounts owing by the Borrower to the Bank pursuant to this Agreement in connection with the Term Loan shall be made in lawful money of the United States and immediately available funds at the banking office of the Bank located at One Fountain Plaza, Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice given to the Borrower by the Bank. No such repayment or payment shall be deemed to have been received by the Bank until received by the Bank at the office of the Bank determined in accordance with the preceding sentence, and any such repayment or payment received by the Bank at such office after 2:00 P.M. on any day shall be deemed to have been received by the Bank at the time such office opens for business on the next business day of the Bank. If the time by which any of the principal amount of the Term Loan is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in Section 3e of this Agreement.

          h. Bond Rate Election. At any time and from time to time, the Borrower may irrevocably make an election relating to the Term Loan that specifies (i) expressed as a dollar amount, the portion of the outstanding principal amount of the Term Loan to which such election relates and (ii) a business day of the

Bank that is to be the date on which interest is to begin to be charged on such portion of such outstanding principal amount pursuant to such election; provided, however, such election need not be honored by the Bank if (A) such election is received by the Bank less than three business days of the Bank before such date, (B) any Event of Default occurs or exists before the time such election is received by the Bank or exists at such time or
(C) such portion of such outstanding principal amount is not at least $500,000. For each day in the period beginning on the date referred to in clause (ii) of the preceding sentence and ending on June 30, 2004, the United States Treasury bond rate shall be the most recent rate, as published by The Wall Street Journal or, if not so published, as determined by the Bank at the sole option of the Bank, available on the last business day of the Bank before the date such election is received by the Bank of the yield on United States Treasury obligations adjusted to a constant maturity with the term equal to, rounded to the next higher full year, the period beginning on the date such election is received by the Bank and ending on June 30, 2004.

          i. Libor Rate Election. At any time and from time to time, the Borrower may irrevocably make a Libor Rate Election relating to the Term Loan that specifies (i) expressed as a dollar amount, the portion of the outstanding principal amount of the Term Loan to which such Libor Rate Election relates, (ii) a business day of the Bank that is to be the Libor Rate Period Commencement Date for the Libor Rate Period elected pursuant to such Libor Rate Election and (iii) whether a one-month, two-month or three-month option is elected as to the length of such Libor Rate Period; provided, however, that (A) such Libor Rate Period may not extend beyond August 2, 2004 and (B) such Libor Rate Election need not be honored by the Bank if (I) such Libor Rate Election is received by the Bank less than three business days of the Bank before such Libor Rate Period Commencement Date, (II) any Event of Default occurs or exists before the time such Libor Rate Election is received by the Bank or exists at such time,
(III) such portion of such outstanding principal amount is not at least $1,250,000 or (IV) such Libor Rate Period would overlap more than two other Libor Rate Periods. If such Libor Rate Election elects a one-month option as to the length of such Libor Rate Period, such Libor Rate Period shall end on the day before the one-month anniversary of such Libor Rate Period Commencement Date or, if such one-month anniversary is not a business day of the Bank, on the day before the first day following such one-month anniversary that is such a business day. If such Libor Rate Election elects a two-month option as to the length of such Libor Rate Period, such Libor Rate Period shall end on the day before the two-month anniversary of such Libor Rate Period Commencement Date or, if such two-month anniversary is not a business day of the Bank, on the day before the first day follow-ing such two-month anniversary that is such a business day. If such Libor Rate Election elects a three-month option as to the length of such Libor Rate Period, such Libor Rate Period shall end on the day before the three-month anniversary of such Libor Rate Period Commencement Date or, if such three-month anniversary is not a business day of the Bank, on the day before the first day following such three-month anniversary that is such a busi-ness day. The Bank may rely upon, and the Borrower shall be bound by, any oral (including, but not limited to, telephonic), written (including, but not limited to, facsimile) or other Libor Rate Election relating to the Term Loan that the Bank believes in good faith to be valid and to have been made by any officer of the Borrower, and the Bank shall not incur any liability to the Borrower or any other Person as a direct or indirect result of such Libor Rate Election.

          4. PREREQUISITES TO LOAN. The obligation of the Bank to make any Loan shall be conditioned upon the following:

          a. No Default. (i) There not having occurred or existed at any time during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and there not existing at the time such Loan is to be made any Event of Default or Potential Event of Default that is uncured and has not been waived by the Bank in writing and (ii) the Bank not believing in good faith that any Event of Default or Potential Event of Default that is uncured or has not been so waived has so occurred or existed or so exists;

          b. Representations and Warranties. (i) Each repre-sentation and warranty made in this Agreement being true and correct in each material respect as of the date of this Agreement, (ii) each other written representation and warranty made to the Bank by or on behalf of the Borrower or any Subsid-iary before the time such Loan is to be made being true and correct in each material respect as of the date thereof,
(iii) each financial statement provided to the Bank by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made being true and correct in each material respect as of the date thereof and (iv) the Bank not believing in good faith that (A) any such representation or warranty was or is other than true and correct in each material respect as of the date of determination of the truth and correctness thereof or
(B) any such financial statement was other than true and correct in each material respect as of the date thereof;

          c. Proceedings. The Bank being satisfied as to each corporate or other proceeding in connection with any transaction contemplated by this Agreement; and

          d. Receipt by Bank. The receipt by the Bank at or before the time such Loan is to be made of the following, in form and substance satisfactory to the Bank:

          i. If such Loan is the first Revolving Loan, a Revolving Loan Note, appropriately completed and duly executed by the Borrower;

         ii. If such Loan is the Term Loan, a Term Loan Note, appropriately completed and duly executed by the Borrower;

        iii. If such Loan is the first Revolving Loan, Continu-ing, Absolute and Unconditional Guaranty Agreements, appropriate-ly completed and duly executed by (A) Miracle Adhesives Corpora-tion, a New York business corporation, (B) Pierce & Stevens Corp., a New York business corporation, (C) Pierce & Stevens Canada, Inc., an Ontario business corporation, (D) Southern Coatings, Inc., a South Carolina business corporation, (E) P&L Merger Subsidiary, Inc., a Delaware business corporation the name of which after the merger of United Coatings, Inc., a Delaware business corporation, into the Borrower will be changed to United Coatings, Inc., (F) United Paint Company, a Tennessee business corporation, (G) UP Coatings, Inc., a California business corpo-ration, and (H) Weather-Flex, Incorporated, a New York business corporation, unlimited as to amount;

         iv. If such Loan is the first Revolving Loan or the Term Loan, an opinion of Cohen Swados Wright Hanifin Bradford & Brett, counsel to the Borrower, addressed to the Bank and the Participant;
          v. If such Loan is the first Revolving Loan or the Term Loan, a certificate executed by the Chairman or President or a Vice President of the Borrower and the chief financial officer of the Borrower and stating that there did not occur or exist at any time during the period beginning on the date of this Agree-ment and ending at the time such Loan is to be made and there does not exist at the time such Loan is to be made any Event of Default or Potential Event of Default that is uncured or has not been waived by the Bank in writing;

         vi. If such Loan is the first Revolving Loan, a certif-icate executed by the Secretary of each of the Borrower and all Subsidiaries and stating that each of the Borrower and all Subsidiaries is at the time such Loan is to be made (A) in good standing under the law of the jurisdiction in which it is incor-porated and (B) duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction in which such qualification is necessary, except for any jurisdiction in which the failure so to qualify will not have any Material Adverse Effect;

        vii. If such Loan is the first Revolving Loan, a copy of the certificate or articles of incorporation or other charter document of each of the Borrower and all Subsidiaries certified by its Secretary to be complete and accurate at the time such Loan is to be made;

       viii. If such Loan is the first Revolving Loan, a copy of the by-laws or other organizational document of each of the Borrower and all Subsidiaries certified by its Secretary to be complete and accurate at the time such Loan is to be made;

         ix. If such Loan is the first Revolving Loan, evidence of the taking and the continuation in full force and effect at the time such Loan is to be made of each corporate or other action of the Borrower or any other Person necessary to authorize the obtaining of all Loans by the Borrower and the execution, delivery to the Bank and performance of Loan Document;

          x. If such Loan is the first Revolving Loan, evidence that each requirement contained in any Loan Document with respect to insurance is being met at the time such Loan is to be made;

         xi.   If such Loan is the first Loan, a Participation
Certificate and Agreement, appropriately completed and duly executed by the Participant;

        xii. Each additional agreement, instrument and other writing (including, but not limited to, if such Loan is not the first Loan, each item referred to in this Section 4d) required by any Loan Document or reasonably deemed necessary or desirable by the Bank in connection with any transaction contemplated by this Agreement;

       xiii.   Payment of a commitment fee of $125,000; and

        xiv. Payment of all costs and expenses payable pursuant to the first sentence of Section 9a of this Agreement at or before the time such Loan is to be made.

          5. REPRESENTATIONS AND WARRANTIES. Except as fully and accurately described in Exhibit A attached to and made a part of this Agreement, the Borrower represents and warrants to the Bank as follows:

          a. Use of Proceeds. The proceeds of each Revolving Loan will be used only to finance the merger into the Borrower of United Coatings, Inc., a Delaware business corporation. The proceeds of the Term Loan will be used only to pay the outstand-ing principal amounts of all Revolving Loans.

          b.   Subsidiaries; Affiliates.  The Borrower has (i) no
Subsidiary and (ii) no Affiliate that is not an individual.

          c. Good Standing; Qualification; Authority. Each of the Borrower and all Subsidiaries (i) is a corporation duly incorporated and organized, validly existing and in good standing under the law of the jurisdiction in which it is incorporated,
(ii) is duly qualified and in good standing as a foreign corpora-tion authorized to do business in each jurisdiction in which such qualification is necessary, except for any jurisdiction in which the failure so to qualify will not have any Material Adverse Effect, and (iii) has the power and authority to conduct its business and operations as now and as anticipated that its business and operations will hereafter be conducted, own each of its assets and use each of its assets as now and as anticipated that such asset will hereafter be used.

          d. Control. There is no Person other than the Borrower and all Subsidiaries who or that, insofar as the Borrow-er or any Subsidiary has knowledge, has (i) Control over the Borrower or any Subsidiary or (ii) the right pursuant to any agreement with any Person having such Control to acquire such Control.

          e. Compliance. The present and anticipated conduct of the business and operations of the Borrower and each Subsid-iary, the present and anticipated ownership and use of each asset of the Borrower and each Subsidiary, the present and anticipated use of each asset leased by the Borrower or any Subsidiary as a lessee and the generation, treatment, storage, recycling, trans-portation and disposal by the Borrower or any Subsidiary of any Hazardous Material are in compliance in each material respect with each applicable Law (including, but not limited to, each applicable Environmental Law). Each authorization, certifica-tion, certificate, approval, permit, consent, franchise and license from, registration and filing with, declaration, report and notice to and other act by or relating to any Person neces-sary for the present or anticipated conduct of the business or operations of the Borrower or any Subsidiary, the present or anticipated ownership or use of any asset of the Borrower or any Subsidiary, the present or anticipated use of any asset leased by the Borrower or any Subsidiary as a lessee or the generation, treatment, storage, recycling, transportation or disposal by the Borrower or any Subsidiary of any Hazardous Material has been duly obtained, made, given or done and is in full force and effect. Each of the Borrower and all Subsidiaries is in compli-ance in each material respect with (i) each such authorization, certification, certificate, approval, permit, consent, franchise and license with respect to it, (ii) its certificate or articles of incorporation or other charter document, (iii) its by-laws or other organizational document and (iv) each material agreement and instrument to which it is a party or by which it or any of its assets is bound.

          f. Environmental Matters. There is no pending or threatened claim, audit, investigation or action or other legal proceeding by or before any court, agency or other governmental authority that is pending or has been threatened in a written communication received by the Borrower or any Subsidiary and that involves any allegation as to:

          i.   Any Release or threatened Release of any Hazardous
Material at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsid-iary;

         ii. Any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary, or any property to or from which the Borrower or any Subsidiary has transported or arranged for the transportation of any Hazardous Material, that has been listed or proposed for listing on the National Priorities List pursuant to CERCLA, the Comprehensive Environmen-tal Response, Compensation and Liability Information System or any other list of sites requiring investigation or clean-up that is maintained by any court, agency or other governmental authori-ty;

        iii. Any active or abandoned underground storage tank at, in, on or under property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary;

         iv. Any polychlorinated biphenyl or friable asbestos present at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary; or

          v. Any condition at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary that would give or might rise to any material liability under any Environmental Law.

          g. Legality. The obtaining of each Loan by the Borrower (i) is and will be in furtherance of the purposes of the Borrower and within the power and authority of the Borrower, (ii) does not and will not (A) violate or result in any violation of any Law or any judgment, order or award of any court, agency or other governmental authority or arbitrator or (B) violate, result in any violation of, constitute (whether immediately or after notice, lapse of time or both notice and lapse of time) any default under or result in or require the imposition or creation of any security interest in or mortgage or other lien or encum-brance upon any asset of the Borrower pursuant to (I) the certif-icate or articles of incorporation or other charter document of the Borrower, (II) the by-laws or other organizational document of the Borrower, (III) any shareholder agreement, voting trust or similar arrangement applicable to any of the outstanding shares of any class of stock of the Borrower, (IV) any resolution or other action of record of the shareholders or board of directors of the Borrower or (V) any material agreement or instrument to which the Borrower is a party or by which the Borrower or any asset of the Borrower is bound and (iii) have been duly authorized by each necessary action of the shareholders or board of directors of the Borrower. The execution, delivery to the Bank and performance of each Loan Document by each Person other than the Bank who or that is contemplated by such Loan Document as a party thereto (i) are and will be in furtherance of the purposes of such Person and within the power and authority of such Person, (ii) do not and will not (A) violate or result in any violation of any Law or any judgment, order or award of any court, agency or other governmental authority or arbitrator or
(B) violate, result in any violation of, constitute (whether immediately or after notice, lapse of time or both notice and lapse of time) any default under or result in or require the imposition or creation of any security interest in or mortgage or other lien or encumbrance upon any asset of such Person pursuant to (I) the certificate of articles of incorporation or other charter document of such Person, (II) the by-laws or other organizational document of such Person, (III) any shareholder agreement, voting trust or similar arrangement applicable to any of the outstanding shares of any class of stock of such Person,
(IV) any resolution or other action of record of the shareholders or board of directors of such Person or (V) any material agreement or instrument to which such Person is a party or by which such Person or any asset of such Person is bound and (iii) have been duly authorized by each necessary action of the share-holders or board of directors of such Person. Each autho-rization, certification, certificate, approval, permit, consent, franchise and license from, registration and filing with, declaration, report and notice to and other act by or relating to any Person required as a condition of the obtaining of any Loan by the Borrower or the execution, delivery to the Bank or performance of any Loan Document by any Person other than the Bank has been duly obtained, made, given or done and is in full force and effect. Each Loan Document has been duly executed and delivered to the Bank by each Person other than the Bank who or that is contemplated by such Loan Document as a party thereto.

          h. Fiscal Year. The fiscal year of the Borrower and of each Subsidiary is the year ending December 31.

          i. Financial Statements. The Borrower has heretofore delivered to the Bank a copy of each of the following financial statements:

          i. Audited consolidated statements of income and cash flows of the Borrower for its fiscal year ended December 31, 1993;

         ii. An audited consolidated balance sheet of the Borrower dated as of December 31, 1993;

        iii. Unaudited consolidated statements of income and cash flows of the Borrower for its fiscal period ended March 31, 1994; and

         iv. An unaudited consolidated balance sheet of the Borrower dated as of March 31, 1994.

Each such financial statement (i) is correct and complete in each material respect, (ii) is in accordance with the records of the Borrower and each Subsidiary, (iii) presents fairly (subject to normal and nonmaterial year-end adjustments if the fiscal period covered thereby is not a fiscal year of the Borrower or the date thereof is not the last day of such a fiscal year) the results of the consolidated operations and consolidated cash flows of the Borrower for the fiscal period covered thereby, or the consoli-dated financial position of the Borrower as of the date thereof, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal period of the Borrower and (iv) if a balance sheet, reflects each indebtedness and other obliga-tion of the Borrower or any Subsidiary as of the date thereof that has had or (so far as the Borrower or any Subsidiary can foresee) will or might have any Material Adverse Effect.

          j. Material Adverse Effects; Distributions. Since March 31, 1994, (i) there has not occurred or existed any event or condition that has had or (so far as the Borrower or any Subsidiary can foresee) will or might have any Material Adverse Effect, and (ii) neither the Borrower nor any Subsidiary has declared, paid, made or agreed or otherwise incurred any obliga-tion to declare, pay or make any Distribution.

          k. Tax Returns and Payments. Each of the Borrower and all Subsidiaries has duly (i) filed each tax return required to be filed by it and (ii) paid or caused to be paid each tax, assessment, fee, charge, fine and penalty that has been imposed by any government or political subdivision upon it or any of its assets, income and franchises and has become due, except for any such tax, assessment, fee, charge, fine or penalty (A) the validity of which is being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, (B) for which adequate reserves have been appropriately established, (C) the execution or other enforcement of any lien resulting from which is effectively stayed and (D) the nonpayment of which does not have any Material Adverse Effect.

          l. Certain Indebtedness. Neither the Borrower nor any Subsidiary has any indebtedness or other obligation (i) arising from the borrowing of any money or the deferral of the payment of the purchase price of any asset or (ii) pursuant to any guaranty or other contingent obligation (including, but not limited to, any obligation to (A) maintain the net worth of any other Person, (B) purchase or otherwise acquire or assume any indebtedness or other obligation or (C) provide funds for or otherwise assure the payment of any indebtedness or other obliga-tion, whether by means of any investment, by means of any pur-chase, sale or other acquisition or disposition of any asset or service or otherwise), except for indebtedness and other obliga-tions (I) to the Bank, (II) constituting unsecured normal trade debt incurred upon customary terms in the ordinary course of its business or (III) resulting from the endorsement in the ordinary course of its business of any check or other negotiable instru-ment for deposit or collection.

          m. Pension Obligations. No Pension Plan was or is a multiemployer plan, as such term is defined in Section 3(37) of ERISA. The present value of all benefits vested under any Pension Plan does not exceed the value of the assets of such Pension Plan allocable to such vested benefits. Since Septem-ber 2, 1974, (i) no Prohibited Transaction that could subject any Pension Plan to any tax or penalty imposed pursuant to the Internal Revenue Code or ERISA has been engaged in by any Pension Plan, (ii) there has not occurred or existed with respect to any Pension Plan any Reportable Event or Accumulated Funding Defi-ciency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency, (B) after notice, lapse of time or both notice and lapse of time will or might constitute a Reportable Event or (C) constituted or will or might constitute grounds for the institu-tion by the Pension Benefit Guaranty Corporation of any proceed-ing under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan,
(iii) no Pension Plan has been terminated, (iv) no trustee has been appointed by a United States District Court to administer any Pension Plan, (v) no proceeding seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan has been instituted, and (vi) neither the Borrower nor any Subsidiary has made any complete or partial withdrawal from any Pension Plan.

          n. Leases. Each capital Lease and operating Lease pursuant to which the Borrower or any Subsidiary is obligated

(whether a lessee or otherwise) (i) is a legal, valid and binding obligation of each lessor thereunder, (ii) is enforceable by each lessee thereunder in each material respect, (iii) entitles each lessee thereunder to undisturbed possession of each asset leased thereby during the full term thereof and (iv) is not materially in default.

          o. Assets; Liens and Encumbrances. Each of the Borrower and all Subsidiaries has good and marketable or insurable title to each asset it purports to own, and no such asset is subject to any security interest, mortgage or other lien or encumbrance, except for Permitted Liens.

          p. Investments. Neither the Borrower nor any Subsid-iary has any investment (whether by means of any purchase or other acquisition of any security or interest, by means of any capital contribution or otherwise) in any other Person, except for Permitted Investments.

          q. Loans. Neither the Borrower nor any Subsidiary has made any loan, advance or other extension of credit with respect to which any sum is owing to it, except for Permitted
Loans.

          r. Judgments and Litigation. There is no outstanding judgment, order or award of any court, agency or other governmen-tal authority or arbitrator, and no audit, investigation or action or other legal proceeding by or before any court, agency or other governmental authority or before any arbitrator pending or threatened in a written communication received by the Borrower or any Subsidiary, that (i) is against or otherwise involves the Borrower, any Subsidiary or any asset of the Borrower or any Subsidiary, (ii) has had or (so far as the Borrower or any Subsidiary can foresee) will or might have any Material Adverse Effect and is not fully covered by insurance, except for any reasonable deductible amount, or (iii) renders invalid or ques-tions the validity of any Loan Document or any action taken or to be taken pursuant to any Loan Document.

          s. Transactions with Affiliates. There exists no agreement, arrangement, transaction or other dealing (including, but not limited to, the purchase, sale, lease, exchange or other acquisition or disposition of any asset and the rendering of any service) between the Borrower or any Subsidiary and any Affili-ate, except for agreements, arrangements, transactions and other dealings in the ordinary course of business of the Borrower or any Subsidiary upon fair and reasonable terms no less favorable to it than would apply in a comparable arm's length agreement, arrangement, transaction or other dealing with a Person who or that is not an Affiliate.

          t. Default. There does not exist any Event of Default or Potential Event of Default.

          u. Full Disclosure. Neither any Loan Document nor any certificate, financial statement or other writing heretofore provided to the Bank by or on behalf of the Borrower or any

Subsidiary contains any statement of fact that is incorrect or misleading in any material respect or omits to state any fact necessary to make any statement of fact contained therein not incorrect or misleading in any material respect. Neither the Borrower nor any Subsidiary has failed to disclose to the Bank any fact that has had or (so far as the Borrower or any Subsid-iary can foresee) will or might have any Material Adverse Effect.


          6. AFFIRMATIVE COVENANTS. During the term of this Agreement, the Borrower shall do the following unless the prior written consent of the Bank to not doing so shall have been obtained by the Borrower:

          a. Good Standing; Qualification. Cause each of the Borrower and all Subsidiaries at all times to (i) maintain its corporate existence in good standing and (ii) remain or become and remain duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction in which such qualification is or becomes necessary, except for any jurisdiction in which the failure so to qualify will not have any Material Adverse Effect;

          b. Compliance. Cause each of the Borrower and all Subsidiaries at all times to (i) conduct its business and opera-tions, own and use each of its assets, use each asset leased by it as a lessee, and generate, treat, store, recycle, transport and dispose of all Hazardous Material in its possession or control, in compliance in each material respect with each appli-cable Law (including, but not limited to, each applicable Envi-ronmental Law), (ii) obtain, make, give or do and maintain in full force and effect each authorization, certification, certifi-cate, approval, permit, consent, franchise and license from, registration and filing with, declaration, report and notice to and other act by or relating to any Person necessary for the conduct of its business or operations, the ownership or use of any of its assets, the use of any asset leased by it as a lessee or the generation, treatment, storage, recycling, transportation or disposal of any Hazardous Material in its possession or control and (iii) remain in compliance in each material respect with each (A) such authorization, certification, certificate, approval, permit, consent, franchise and license, (B) its certif-icate or articles of incorporation or other charter document, (C) its by-laws or other organizational document and (D) each agree-ment and instrument to which it is a party or by which it or any of its assets is bound;

          c. Working Capital; Current Ratio. Assure that at the end of the day on September 30, 1994 and at all times there-after (i) the consolidated net working capital of the Borrower is at least $52,000,000 and (ii) all consolidated current assets of the Borrower other than indebtedness and other obligations of any Affiliate are not less than 150% of all consolidated current liabilities of the Borrower;

          d. Net Worth; Liabilities. Assure that (i) at the end of the day on December 31, 1994 and at all times thereafter prior to the end of the day on December 31, 1995 the consolidated tangible net worth of the Borrower is at least $36,000,000,
(ii) at the end of the day on each December 31 subsequent to December 31, 1994 and at all times thereafter prior to the end of the day on the immediately following December 31 such consolidat-ed tangible net worth is at least $8,000,000 higher than it was required to be at the end of the day on the immediately preceding December 31, (iii) at the end of the day on December 31, 1994 all consolidated liabilities of the Borrower other than indebtedness and other obligations of the Borrower that are fully subordinated pursuant to a subordination agreement in form and substance satisfactory to the Bank to all indebtedness and other obliga-tions of the Borrower to the Bank, whether now existing or hereafter arising or accruing, do not exceed 360% of such consol-idated tangible net worth, (iv) at all times on or after January 1, 1995 and prior to the end of the day on December 31, 1995 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 450% of such consolidated tangible net worth, (v) at the end of the day on December 31, 1995 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 290% of such consolidated tangible net worth, (vi) at all times on or after January 1, 1996 and prior to the end of the day on December 31, 1996 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 380% of such consolidated tangible net worth, (vii) at the end of the day on December 31, 1996 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 250% of such consolidated tangible net worth, (viii) at all times on or after January 1, 1997 and prior to the end of the day on December 31, 1997 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 320% of such consolidated tangible net worth, (ix) at the end of the day on December 31, 1997 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 200% of such consolidated tangible net worth, (x) at all times on or after January 1, 1998 and prior to the end of the day on December 31, 1998 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 250% of such consolidated tangible net worth, (xi) at the end of the day on each December 31 subsequent to December 31, 1997 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 120% of such consolidated tangible net worth and (xii) at all times on or after January 1, 1999 other than at the end of the day on any December 31 all such consolidated liabilities other than such subordinated indebtedness and other obligations do not exceed 200% of such consolidated tangible net worth;

          e. Debt Service Coverage. Assure that for each period consisting of four fiscal quarters of the Borrower, beginning with the period consisting of the four such fiscal quarters ending on December 31, 1994, (i) the total of (A) consolidated earnings of the Borrower before interest expense and taxes, excluding all income not derived from operations, and (B) consolidated depreciation and amortization of the Borrower less

(ii) the total of (A) consolidated capital expenditures of the Borrower, (B) consolidated taxes of the Borrower and (C) Distri-butions paid by the Borrower are greater than 130% of the total of (I) all principal payable by the Borrower or any Subsidiary in connection with any indebtedness or other obligation maturing more than one year after the end of such period and arising from the borrowing of any money or the deferral of the purchase price of any asset other than principal payable in connection with capital leases in connection with which the principal payable during the term thereof does not exceed $2,000,000 in the aggregate for the Borrower and all Subsidiaries and (II) all interest payable by the Borrower or any Subsidiary in connection with any indebtedness or other obligation arising from the borrowing of any money or the deferral of the purchase price of any asset other than interest payable in connection with such capital leases, with, for such fiscal quarters ending on March 31, 1994, June 30, 1994 and September 30, 1994, the items referred to in clauses (i)(A), (i)(B), (ii)(A) and (ii)(B) of this Section 6e to be assumed to be equal to the amounts of such items shown in the pro forma financial statements of the Borrower most recently filed by the Borrower with the Securities and Exchange Commission before the date of this Agreement and showing the projected effect of the merger into the Borrower of United Coatings, Inc., a Delaware business corporation or in similar pro forma financial statements of the Borrower hereafter provided to the Bank;

          f. Funded Debt Ratio. Assure that (i) at the end of the day on December 31, 1994 and at all times thereafter prior to the end of the day on December 31, 1995 the total of all princi-pal scheduled to be paid thereafter by the Borrower or any Subsidiary in connection with any indebtedness or other obliga-tion maturing more than one year later and arising from the borrowing of any money or the deferral of the purchase price of any asset does not exceed 70% of the total of (A) the consolidat-ed tangible net worth of the Borrower and (B) the total of all such principal, (ii) at the end of the day on December 31, 1995 and at all times thereafter prior to the end of the day on December 31, 1996, the total of all such principal does not exceed 65% of the total of (A) such consolidated tangible net worth and (B) the total of all such principal and (iii) at the end of the day on December 31, 1996 and at all times thereafter the total of all such principal does not exceed 60% of the total of (A) such consolidated tangible net worth and (B) the total of all such principal;

          g. Net Loss. Assure that for any fiscal quarter of the Borrower ending on or after December 31, 1994 the consolidat-ed net loss of the Borrower does not exceed $7,500,000;

          h. Accounting; Reserves; Tax Returns. Cause each of the Borrower and all Subsidiaries at all times to (i) maintain a system of accounting established and administered in accordance with generally accepted accounting principles, (ii) establish each reserve it is required by generally accepted accounting principles to establish and (iii) file each tax return it is required to file;

          i. Financial and Other Information; Certificates of No Default. (i) Provide to the Bank and the Participant, in form satisfactory to the Bank, (A) within 60 days after the end of each fiscal quarter of each fiscal year of the Borrower, consolidating and consolidated statements of income and cash flows of the Borrower for such fiscal quarter and the period from the beginning of such fiscal year to the end of such fiscal quarter and a consolidating and consolidated balance sheet of the Borrower as of the end of such fiscal quarter, each to be in reasonable detail, to set forth comparative consolidated figures for the corresponding period in the preceding fiscal year of the Borrower and to be certified by the chief financial officer of the Borrower to be correct and complete, to be in accordance with the records of the Borrower and each Subsidiary and to present fairly, subject to normal year-end adjustments, the results of the operations and cash flows of the Borrower for such fiscal quarter and the period from the beginning of such fiscal year to the end of such fiscal quarter, and the financial position of the Borrower as of the end of such fiscal quarter, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal quarter of the Borrower, except for the omission of footnote disclosures and normal year-end audit adjustments,
(B) within 90 days after the end of each fiscal year of the Borrower, consolidating and consolidated statements of income and cash flows of the Borrower for such fiscal year and a consolidat-ing and consolidated balance sheet of the Borrower as of the end of such fiscal year, each to be in reasonable detail, to set forth comparative consolidated figures for the preceding fiscal year of the Borrower and to be certified without any qualification by Deloitte & Touche or another independent certified public accountant acceptable to the Bank to present fairly the results of the operations and cash flows of the Borrower for such fiscal year, and the financial position of the Borrower as of the end of such fiscal year, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal year of the Borrower and to have been based upon an audit by such accountant that was made in accordance with generally accepted auditing standards and accordingly included such tests of accounting records and such other accounting procedures as such accountant deemed necessary in the circum-stances, (C) together with each statement of income and balance sheet required to be delivered by the Borrower to the Bank pursuant to clause (i)(A) or (i)(B) of this Section 6i, a certif-icate (I) executed by the Chairman or President or a Vice Presi-dent of the Borrower and the chief financial officer of the Borrower, (II) setting forth whatever computations are required to establish whether the Borrower was in compliance with (1) each of the covenants contained in Sections 6c, 6d, 6e, 6f and 6g of this Agreement during the period covered by such statement of income and (2) if the period covered by such statement of income is a fiscal year of the Borrower, each of the covenants contained in Sections 7e and 7f of this Agreement during such fiscal year,
(III) if the period covered by such statement of income is a fiscal quarter of the Borrower, setting forth computations for the period from the beginning of such fiscal year to the end of such fiscal quarter as to matters subject to Sections 7e and 7f of this Agreement, (IV) stating that the signers of such certificate have reviewed the relevant provisions of this Agreement and have made or have caused to be made under their supervision a review of the business, operations, assets, affairs and condition (financial or other) of each of the Borrower and all Subsidiaries during the period beginning on the first date covered by such statement of income and ending on the date of such certificate and (V) if during the period described in clause
(i)(C)(IV) of this Section 6i there did not occur or exist and there does not then exist any Event of Default or Potential Event of Default, so stating or, if during such period any Event of Default or Potential Event of Default occurred or existed or any Event of Default or Potential Event of Default then exists, stating the nature thereof, the date of occurrence or period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto, (D) as soon as available, (I) each financial statement, report, notice and proxy statement sent or made available by the Borrower or any Subsidiary to holders of its securities generally and (II) each publicly available periodic or special report, registration statement, prospectus and other written communication other than a transmittal letter filed by the Borrower or any Subsidiary with and each publicly available written communication received by the Borrower or any Subsidiary from any securities exchange or the Securities and Exchange Commission, (E) no later than the end of the first month of each fiscal year of the Borrower, subject to the receipt by the Borrower of a confidentiality agreement executed by the Bank and the Participant, a business plan of the Borrower for such fiscal year that includes statements of income and cash flows, a balance sheet and a discussion as to underlying assumptions and (F) promptly upon the request of the Bank, all additional information relating to the Borrower, any Subsidiary or the financial condition of the Borrower or any Subsidiary that is so requested and (ii) provide to the Participant all information provided to the Bank by the Borrower or any Subsidiary;

          j. Payment of Certain Indebtedness. Cause each of the Borrower and all Subsidiaries to pay, before the end of any applicable grace period, each tax, assessment, fee, charge, fine and penalty imposed by any government or political subdivision upon it or any of its assets, income and franchises and each claim and demand of any materialman, mechanic, carrier, ware-houseman, garageman or landlord against it; provided, however, that no such tax, assessment, fee, charge, fine, penalty, claim or demand shall be required to be so paid so long as (i) the validity thereof is being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, (ii) adequate reserves have been appropriately established therefor,
(iii) the execution or other enforcement of any lien resulting therefrom is effectively stayed and (iv) the nonpayment thereof does not have any Material Adverse Effect;

          k. Maintenance of Title and Assets; Insurance. Cause each of the Borrower and all Subsidiaries to (i) at all times maintain good and marketable or insurable title to each material asset it purports to own, (ii) at all times maintain each of its material tangible assets in good working order and condition,
(iii) at any time and from time to time make each replacement of any of its material tangible assets necessary or desirable for the conduct of its business or operations, (iv) at all times keep each of its insurable material tangible assets insured with financially sound and reputable insurance carriers against fire and other hazards to which extended coverage applies in such manner and to the extent that the amount of insurance carried on such asset shall not be less than the greater of (A) the replacement value of such asset and (B) the percentage of the actual cash value of such asset required by the policy providing such insurance in order that it shall not become its own insurer for any part of an otherwise recoverable loss with respect to such asset and (v) at all times keep adequately insured with financially sound and reputable insurance carriers against business interruption and liability on account of damage to any Person or asset or pursuant to any applicable workers' compensation Law;

          l. Inspections. Upon the request of the Bank or the Participant, promptly permit during normal business hours each officer, employee, accountant, attorney and other agent of the Bank or the Participant to (i) visit and inspect each of the premises of the Borrower and each Subsidiary, (ii) examine, audit, copy and extract each record of the Borrower and each Subsidiary and (iii) discuss the business, operations, assets, affairs and condition (financial or other) of the Borrower and each Subsidiary with each responsible officer of the Borrower and each Subsidiary and each independent accountant of the Borrower and each Subsidiary;

          m. Pension Obligations. (i) Immediately upon acquiring knowledge of the occurrence or existence with respect to any Pension Plan of any Prohibited Transaction, Reportable Event or Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency, (B) after notice, lapse of time or both notice and lapse of time will or might constitute a Reportable Event or (C) constitutes or will or might constitute grounds for the initiation by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, provide to the Bank and the Participant a certificate executed by the Chairman or President or a Vice President of the Borrower and the chief financial officer of the Borrower and specifying the nature of such Prohib-ited Transaction, Reportable Event, Accumulated Funding Deficien-cy, event or condition, what action the Borrower has taken, is taking or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, the Department of Labor or the Pension Benefit Guaranty Corpora-tion with respect thereto and (ii) immediately upon acquiring knowledge of (A) the institution by the Pension Benefit Guaranty Corporation or any other Person of any proceeding under ERISA seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan or (B) the complete or partial withdrawal or proposed complete or partial withdrawal by the Borrower or any Subsidiary from any Pension Plan, provide to the Bank and the Participant a certificate executed by the Chairman or President or a Vice President of the Borrower and the chief financial officer of the Borrower and describing such proceeding, withdrawal or proposed withdrawal;

          n. Changes in Management, Ownership and Control. Except for the transactions contemplated by a Merger Agreement, dated February 25, 1994, between the Borrower and United Coatings, Inc., a Delaware business corporation, immediately upon acquiring knowledge of any change in (i) the identity of the Chairman, President or chief executive officer of the Borrower,
(ii) the beneficial ownership of any stock of the Borrower or any Subsidiary by any Person having Control of the Borrower or any Subsidiary or (iii) Control of the Borrower or any Subsidiary, provide to the Bank and the Participant a certificate executed by the Chairman or President or a Vice President of the Borrower and specifying such change;

          o. Judgments. Immediately upon acquiring knowledge of any judgment, order or award of any court, agency or other governmental authority or arbitrator that (i) is against or otherwise involves the Borrower, any Subsidiary or any asset of the Borrower or any Subsidiary and has or (so far as the Borrower or any Subsidiary can foresee) will or might have any Material Adverse Effect or (ii) renders invalid any Loan Document or any action taken or to be taken pursuant to any Loan Document, provide to the Bank and the Participant a certificate executed by the Chairman or President or a Vice President of the Borrower and specifying the nature of such judgment, order or award and what action the Borrower has taken, is taking or proposes to take with respect thereto;

          p. Litigation. (i) Immediately upon acquiring knowl-edge of the commencement or written communication of any threat of any claim, audit, investigation or action or other legal proceeding by or before any court, agency or other governmental authority or before any arbitrator that (A) is against or otherwise involves the Borrower, any Subsidiary or any asset of the Borrower or any Subsidiary and is not fully covered by insurance except for any reasonable deductible amount and either involves in excess of $10,000,000 or results in excess of $10,000,000 in the aggregate for the Borrower and all Subsidiaries being involved in all claims, audits, investigations and actions and other legal proceedings by or before any court, agency or other governmental authority or before any arbitrator against or otherwise involving the Borrower, any Subsidiary or any asset of the Borrower or any Subsidiary, (B) has or (so far as the Borrower or any Subsidiary can foresee) will or might have any Material Adverse Effect or (C) questions the validity of any Loan Document or any action taken or to be taken pursuant to any Loan Document, provide to the Bank and the Participant a certificate executed by the Chairman or President or a Vice President of the Borrower and specifying the nature of such claim, audit, investigation or action or other legal proceeding and what action the Borrower has taken, is taking or proposes to take with respect thereto and (ii) immediately upon acquiring knowledge of any development with respect to any claim, audit, investigation or action or other legal proceeding theretofore disclosed by the Borrower to the Bank or the Participant that has or (so far as the Borrower or any Subsidiary can foresee) will or might have any Material Adverse Effect, provide to the Bank and the Participant a certificate executed by the Chairman or Presi-dent or a Vice President of the Borrower and specifying the nature of such development and what action the Borrower has taken, is taking or proposes to take with respect thereto;

          q. Liens and Encumbrances. Immediately upon acquir-ing knowledge that any asset of the Borrower or any Subsidiary has or may become subject to any security interest, mortgage or other lien or encumbrance other than Permitted Liens, provide to the Bank and the Participant a certificate executed by the Chairman or President or a Vice President of the Borrower and specifying the nature of such security interest, mortgage or other lien or encumbrance and what action the Borrower has taken, is taking or proposes to take with respect thereto;

          r. Defaults and Material Adverse Effects. Immediately upon acquiring knowledge of the occurrence or existence of (i) any Event of Default or Potential Event of Default or (ii) any event or condition that has or (so far as the Borrower or any Subsidiary can foresee) will or might have any Material Adverse Effect, provide to the Bank and the Participant a certificate executed by the Chairman or President or a Vice President of the Borrower and the chief financial officer of the Borrower and specifying the nature of such Event of Default, Potential Event of Default, event or condition, the date of occurrence or period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto;

          s. Additional Guaranties. Cause any corporation that becomes a Subsidiary after the date of this Agreement to execute and deliver to the Bank a guaranty agreement in form and substance satisfactory to the Bank guaranteeing, without any limitation as to amount, the payment of all indebtedness and other obligations of the Borrower to the Bank, whether then existing or thereafter arising or accruing; and

          t. Further Actions. Promptly upon the request of the Bank, execute and deliver or cause to be executed and delivered each writing, and take or cause to be taken each other action, that the Bank shall reasonably deem necessary or desirable in connection with any transaction contemplated by any Loan Document.

          7. NEGATIVE COVENANTS. During the term of this Agreement, the Borrower shall not, without the prior written consent of the Bank, do, attempt to do or agree or otherwise incur, assume or have any obligation to do, and the Borrower shall assure that, without the prior written consent of the Bank, no Subsidiary does, attempts to do or agrees or otherwise incurs, assumes or has any obligation to do, any of the following:

          a.   Fiscal Year.  Change its fiscal year;

          b. Certain Indebtedness. Create, incur, assume or have any indebtedness or other obligation (i) arising from the borrowing of any money or the deferral of the payment of the purchase price of any asset or (ii) pursuant to any guaranty or other contingent obligation (including, but not limited to, any obligation to (A) maintain the net worth of any other Person,
(B) purchase or otherwise acquire or assume any indebtedness or other obligation or (C) provide funds for or otherwise assure the payment of any indebtedness or other obligation, whether by means of any investment, by means of any purchase, sale or other acquisition or disposition of any asset or service or otherwise), except for indebtedness and other obligations (I) to the Bank,
(II) the total of the outstanding principal amounts of which does not at any time exceed $4,000,000 in the aggregate for the Borrower and all Subsidiaries, (III) constituting unsecured normal trade debt incurred upon customary terms in the ordinary course of its business, (IV) resulting from the endorsement in the ordinary course of its business of any check or other negotiable instrument for deposit or collection or (V) fully and accurately described in Exhibit A attached to and made a part of this Agreement;

          c. Pension Obligations. (i) Engage in any Prohibit-ed Transaction with respect to any Pension Plan, (ii) permit to occur or exist with respect to any Pension Plan any Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency or (B) constitutes or will or might constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, (iii) make any complete or partial withdrawal from any Pension Plan, (iv) fail to make to any Pension Plan any contribution that it is required to make, whether to meet any minimum funding standard under ERISA or any requirement of such Pension Plan or otherwise, or (v) terminate any Pension Plan in any manner, or otherwise take or omit to take any action with respect to any Pension Plan, that would or might result in the imposition of any lien upon any asset of the Borrower or any Subsidiary pursuant to ERISA;

          d. Liens and Encumbrances. Cause or permit, whether upon the happening of any contingency or otherwise, any of its assets to be subject to any security interest, mortgage or other lien or encumbrance, except for Permitted Liens;

          e. Capital Expenditures. Make (whether by means of any purchase or other acquisition of any asset, by means of any capital lease or otherwise) capital expenditures exceeding $20,000,000 in the aggregate for the Borrower and all Subsidiar-ies during any two consecutive fiscal years of the Borrower;

          f. Operating Leases. Create, incur, assume or have indebtedness and other obligations for fixed payments (whether rentals, taxes, premiums for insurance or otherwise) pursuant to any operating lease (whether as a lessee or otherwise) exceeding $5,500,000 in the aggregate for the Borrower and all Subsidiaries during any fiscal year of the Borrower;

          g. Investments. Make any investment (whether by means of any purchase or other acquisition of any security or interest, by means of any capital contribution or otherwise) in any Person, except for Permitted Investments;

          h. Loans. Make any loan, advance or other extension of credit, except for Permitted Loans;

          i. Transactions with Affiliates. In the ordinary course of its business or otherwise, enter into, assume or permit to exist any agreement, arrangement, transaction or other dealing (including, but not limited to, the purchase, sale, lease, exchange or other acquisition or disposition of any asset and the rendering of any service) between it and any Affiliate or other-wise deal with any Affiliate, except for (i) reasonable compensa-tion for services actually performed, (ii) advances made in the ordinary course of its business to any Affiliate who is one of its officers and employees for out-of-pocket expenses incurred by such Affiliate on its behalf in the conduct of its business or operations, (iii) agreements, arrangements, transactions and other dealings in the ordinary course of its business upon fair and reasonable terms no less favorable to it than would apply in a comparable arm's-length agreement, arrangement, transaction or other dealing with a Person who or that is not an Affiliate and
(iv) agreements, arrangements, transactions and other dealings fully and accurately described in Exhibit A attached to and made a part of this Agreement;

          j. Corporate Changes. (i) Assign, sell, lease as a lessor or otherwise transfer or dispose of all or substantially all of its assets, (ii) participate in any merger, consolidation or other absorption, (iii) acquire all or substantially all of the assets of any other Person, (iv) do business under or otherwise use any name other than its true name or (v) make any change in its corporate or business structure, any of its business objectives and purposes or its business or operations that would or might have any Material Adverse Effect, except that
(A) any Subsidiary may assign, sell, lease as a lessor or otherwise transfer or dispose of all or substantially all of its assets to the Borrower or any other Subsidiary, (B) any Subsidiary may be merged into the Borrower or any other Subsidiary, (B) any other corporation may be merged into the Borrower in order to implement any Permitted Investment provided that immediately after such merger there has not occurred or existed and does not exist any Event of Default or Potential Event of Default, (C) any Subsidiary may be merged or consolidated with any other corporation in order to implement any Permitted Investment provided that (I) the surviving or continuing corporation is a Subsidiary and (II) immediately after such merger or consolidation there has not occurred or existed and does not exist any Event of Default or Potential Event of Default and (E) the Borrower or any Subsidiary may acquire all or substantially all of the assets of any other Person or any division or product line of any other Person in order to implement any Permitted Investment provided that immediately after such acquisition there has not occurred or existed and does not exist any Event of Default or Potential Event of Default;

          k. Sale of Receivables. Assign, sell or otherwise transfer or dispose of any of its notes receivable, accounts receivable and chattel paper, whether with or without recourse;

          l. Stock of Subsidiary. Issue or sell any stock of any Subsidiary, except (i) to the minimum extent required by any applicable Law to enable any individual to serve as a director of such Subsidiary, (ii) as a dividend to the shareholders of such Subsidiary, (iii) to the Borrower or another Subsidiary and (iv) if, in the case of any such sale, the net proceeds thereof after taxes in excess of $5,000,000 are applied, if applied on or prior to August 3, 1996, to the outstanding principal amounts of Revolving Loans or, if applied after August 3, 1996, to the outstanding principal amount of the Term Loan; or

          m. Full Disclosure. Provide to the Bank or permit to be provided to the Bank on its behalf any certificate, financial statement or other writing that contains any statement of fact that is incorrect or misleading in any material respect or omits to state any fact necessary to make any statement of fact con-tained therein not incorrect or misleading in any material respect.

          8. INDEBTEDNESS IMMEDIATELY DUE. Upon or at any time or from time to time after the occurrence or existence of any Event of Default other than (a) with respect to the Borrower, an Event of Default described in clause (iv) of Section 1j of this Agreement or (b) during the 60 days beginning on the date of this Agreement, an Event of Default described in clause (i)(B) of such
Section 1j and constituting a default in complying with Section 6c, 6d, 6e, 6f or 6g of this Agreement, the outstanding principal amount of each Loan, all interest owing pursuant to this Agree-ment and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement and remaining unpaid shall, at the sole option of the Bank and without any notice, demand, presentment or protest of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), become immediately due. Upon the occurrence or existence of, with respect to the Borrower, any Event of Default described in such clause (iv), such outstanding principal amount, all such interest and all such other amounts shall, without any notice, demand, presentment or protest of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), automatically become immediately due.

          9.   EXPENSES; INDEMNIFICATION.

          a. Expenses. The Borrower shall pay to the Bank and the Participant on demand each cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Bank or the Participant) incurred by the Bank or the Participant in connection with (i) the preparation of, entry into or performance of any Loan Document, whether or not any Loan is made, or (ii) any modification of or release, consent or waiver relating to any Loan Document, whether or not such modification, release, consent or waiver becomes effective. In addition, the Borrower shall pay to the Bank and the Participant on demand each cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Bank or the Participant, whether retained for advice, litigation or any other purpose) incurred by the Bank or the Participant in endeavoring to (i) collect any of the outstanding principal amount of any Loan, any interest owing pursuant to this Agreement and remaining unpaid or any other amount owing by the Borrower to the Bank pursuant to this Agreement and remaining unpaid, (ii) preserve or exercise any right or remedy of the Bank relating to, enforce or realize upon any collateral, subordination, guaranty, endorsement or other security or assurance of payment now or hereafter directly or indirectly securing the repayment or payment of or otherwise now or hereafter directly or indirectly applicable to any of such outstanding principal amount, any such interest or any such other amount, (iii) preserve or exercise any right or remedy of the Bank or the Participant pursuant to any Loan Document or (iv) defend against any claim, regardless of the basis or outcome thereof, asserted against the Bank or the Participant as a direct or indirect result of the entry into any Loan Document, except for any claim for any tax imposed by any government or political subdivision upon any income of the Bank or the Participant or any interest or penalty relating to any such tax. Finally, if the Bank or the Participant incurs any loss, cost or expense as a direct or indirect result of the repayment in advance in full or in part of any Libor Rate Portion for any Loan (whether by reason of any reduction in yield, by reason of the liquidation or reemployment of any deposit or other funds acquired by it by reason of the fixing of the rate of interest payable on the outstanding principal amount of any Loan or otherwise), the Borrower shall pay to it on demand such loss, cost or expense, the determination of which by it shall, in the absence of manifest error, be conclusive and binding upon the Borrower.

          b. Indemnification. The Borrower shall indemnify the Bank, the Participant and each officer, employee, accountant, attorney and other agent of the Bank or the Participant on demand against each liability, cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Bank, the Participant or such officer, employee, accountant, attorney or other agent, whether retained for advice, litigation or any other purpose, and all costs of any investigation, monitoring, removal, remediation or restoration) imposed on, incurred by or asserted against the Bank, the Participant or such officer, employee, accountant, attorney or other agent as a direct or indirect result of, except to the extent caused by the Bank, the Participant or such officer, employee, accountant, attorney or other agent, (i) any Release or threatened Release of any Hazardous Material at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary, (ii) any active or abandoned underground storage tank at, in, on or under any such property, (iii) any polychlori-nated biphenyl or friable asbestos at, in, on or under any such property, (iv) the existence of any condition at, in, on or under any such property that gives or might give rise to any liability pursuant to any Environmental Law or (v) the Borrower or any Subsidiary transporting or arranging for the transportation of any Hazardous Material to or from any property.

          10. NOTICES. Each notice and other communication by the Bank or the Participant to the Borrower or by the Borrower to the Bank or the Participant relating to this Agreement (a) shall be given in writing (including, but not limited to, facsimile),
(b) if given by facsimile, shall be directed to the intended recipient thereof at the last telephone number for receipt of facsimiles by such intended recipient shown in the following sentence or at such other telephone number for receipt of facsimiles by such intended recipient as may at any time or from time to time be specified in any notice given by such intended recipient to the giver of such notice as provided in this sentence, (c) if given otherwise, shall be directed to such intended recipient at the address of such intended recipient shown in the following sentence or at such other address as may at any time or from time to time be specified in any notice given by such intended recipient to the giver of such notice as provided in this sentence and (d) if sent by mail or overnight courier service, shall be deemed to have been given when deposited in the mail, first-class or certified postage prepaid, or accepted by any post office or overnight courier service for delivery and to have been received by such intended recipient upon the earlier of (i) the actual receipt thereof or (ii) three days after being so deposited or accepted. Each such notice and other communication shall (a) if to the Bank, be directed to
(i) if given by facsimile, Manufacturers and Traders Trust Company, Attention: Western New York Commercial Banking Department, at 716-848-7318, with a courtesy copy to Hodgson, Russ, Andrews, Woods & Goodyear, Attention: Christian G. Koelbl, III, Esq., at 716-849-0349 or (ii) if given otherwise, Manufacturers and Traders Trust Company, One Fountain Plaza, Buffalo, New York 14240, Attention: Western New York Commercial Banking Department, with a courtesy copy to Hodgson, Russ, Andrews, Woods & Goodyear, 1800 One M&T Plaza, Buffalo, New York 14203, Attention: Christian G. Koelbl, III, Esq., (b) if to the Participant, be directed (i) if given by facsimile, Chemical Bank, Attention: Pratt & Lambert, Inc. Account Officer, at 716-843-4939, with a courtesy copy to Albrecht, Maguire, Heffern & Gregg, P.C., Attention: David C. Horan, Esq., at 716-852-2609 or
(ii) if given otherwise, Chemical Bank, 2300 Main Place Tower, Buffalo, New York 14202, Attention: Pratt & Lambert, Inc. Account Officer, with a courtesy copy to Albrecht, Maguire, Heffern & Gregg, P.C., 2100 Main Place Tower, Buffalo, New York 14202,
Attention: David C. Horan, Esq., or (c) if to the Borrower, be directed to (i) if given by facsimile, Pratt & Lambert, Inc.,
Attention: James R. Boldt, Vice President/Finance, at 716-873-5021, with a courtesy copy to Cohen, Swados, Wright, Hanifin, Bradford & Brett, Attention: F. Harris Nichols, Esq., at 716-856-5228 or (ii) if given otherwise, Pratt & Lambert, Inc., 75 Tonawanda Street, Buffalo, New York 14207, Attention: James R. Boldt, Vice President/Finance, with a courtesy copy to Cohen, Swados, Wright, Hanifin, Bradford & Brett, 70 Niagara Street, Buffalo, New York 14202, Attention: F. Harris Nichols, Esq.

         11.   MISCELLANEOUS.

          a. Term; Survival. The term of this Agreement shall be until the principal amount of each Loan, all interest owing pursuant to this Agreement and all other amounts owing by the Borrower to the Bank pursuant to this Agreement have been fully and indefeasibly repaid, paid or otherwise discharged. The obligation of the Borrower to pay liabilities, costs and expenses described in Section 9 of this Agreement shall survive for one year beyond the term of this Agreement.

          b. Survival; Reliance. Each representation, warran-ty, covenant and agreement of the Borrower contained in this Agreement shall survive the making of each Loan and the execution and delivery to the Bank of each Loan Document and shall continue in full force and effect during the term of this Agreement. Each such representation, warranty, covenant and agreement shall be presumed to have been relied upon by the Bank regardless of any investigation made or not made, or any information possessed or not possessed, by the Bank.

          c. Right of Setoff. Upon and at any time and from time to time after any occurrence or existence of any Event of Default, (i) the Bank shall have the right, at the sole option of the Bank and without any notice or demand of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), to place an administrative hold on and set off against (A) the outstanding principal amount of each Loan, all interest owing pursuant to this Agreement and remaining unpaid and all other amounts owing by the Borrower to the Bank pursuant to this Agreement and remaining unpaid (B) each indebt-edness and other obligation of the Bank in any capacity to, in any capacity and whether alone or otherwise, the Borrower, whether now existing or hereafter arising or accruing, whether or not then due and whether pursuant to any deposit account or otherwise, and (ii) each holder of any participation in any unpaid indebtedness of the Borrower to the Bank pursuant to this Agreement shall have the right, at the sole option of such holder and without any notice or demand of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), to place an administrative hold on and set off against (A) such unpaid indebtedness, to the extent of such holder's participation in such unpaid indebtedness, (B) each indebtedness and other obligation of such holder in any capacity to, in any capacity and whether alone or otherwise, the Borrower, whether now existing or hereafter arising or accruing, whether or not then due and whether pursuant to any deposit account or otherwise. Such setoff shall become effective at the time the Bank or such holder opts therefor even though evidence thereof is not entered on the records of the Bank or such holder until later.

          d. Assignment or Grant of Participation. The Bank shall have the right to assign or otherwise transfer or grant any participation in this Agreement, any indebtedness or other obligation of the Borrower pursuant to this Agreement or any right or remedy of the Bank pursuant to this Agreement provided that the Bank promptly discloses the identity of any such participant to the Borrower. The Borrower shall not assign or otherwise transfer any right or indebtedness or other obligation of the Borrower pursuant to this Agreement without the prior written consent of the Bank, and any such assignment or other transfer without such prior written consent shall be void. No consent by the Bank to any such assignment or other transfer shall release the Borrower from any such indebtedness or other obligation.

          e. Binding Effect. This Agreement shall be binding upon each Borrower and each direct or indirect successor and assignee of each Borrower and shall inure to the benefit of and be enforceable by the Bank and each direct or indirect successor and assignee of the Bank.

          f. Entire Agreement, Modifications and Waivers. This Agreement contains the entire agreement between the Bank and the Borrower with respect to the subject matter of this Agreement and supersedes each action heretofore taken or not taken, each course of conduct heretofore pursued, accepted or acquiesced in, and each oral or written agreement and representation heretofore made, by or on behalf of the Bank with respect thereto. No action heretofore or hereafter taken or not taken, no course of conduct heretofore or hereafter pursued, accepted or acquiesced in, no oral or written agreement or representation heretofore made, and no oral agreement or representation hereafter made, by or on behalf of the Bank shall modify or terminate this Agree-ment, impair or otherwise adversely affect any indebtedness or other obligation of the Borrower pursuant to this Agreement or any right or remedy of the Bank pursuant to this Agreement or arising as a result of this Agreement or operate as a waiver of any such right or remedy. No modification of this Agreement or waiver of any such right or remedy shall be effective unless made in a writing duly executed by the Bank and specifically referring to such modification or waiver.

          g. Rights and Remedies Cumulative. All rights and remedies of the Bank pursuant to this Agreement or arising as a result of this Agreement shall be cumulative, and no such right or remedy shall be exclusive of any other such right or remedy. For example, all rights and remedies of the Bank pursuant to
Section 8 of this Agreement shall be in addition to all other rights and remedies of the Bank, whether pursuant to any Loan Document or applicable law.

          h. Requests. Each request of the Bank pursuant to this Agreement may be made (i) at any time and from time to time,
(ii) at the sole option of the Bank and (iii) whether or not any Event of Default or Potential Event of Default has occurred or existed.

          i. Extent of Consents and Waivers. Each consent and waiver of the Bank or the Borrower contained in this Agreement shall be deemed to have been given to the extent permitted by applicable law.

          j. Directly or Indirectly. Any provision of this Agreement that prohibits or has the effect of prohibiting the Borrower or any Subsidiary from taking any action shall be construed to prohibit it from taking such action directly or indirectly.

          k. Accounting Terms and Computations. Each account-ing term used in this Agreement shall be construed as of any time in accordance with generally accepted accounting principles as in effect at such time. Each accounting computation that this Agreement requires to be made as of any time shall be made in accordance with such principles as in effect at such time, except where such principles are incompatible with any requirement of this Agreement.

          l. Reference to Law. Any reference in this Agreement to any Law shall be deemed to be as of any time a reference to such Law as in effect at such time or, if such Law is not in effect at such time, a reference to any similar Law in effect at such time.

          m. Reference to Governmental Authority. Any refer-ence in this Agreement to any court, agency or other governmental authority shall be deemed to be as of any time after such court, agency or other governmental authority ceases to exist a refer-ence to the successor of such court, agency or other governmental authority at such time.

          n. Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. If, however, any such provision shall be prohibited by or invalid under such law, it shall be deemed modified to conform to the minimum requirements of such law, or, if for any reason it is not deemed so modified, it shall be prohibited or invalid only to the extent of such prohibition or invalidity without the remainder thereof or any other such provision being prohibited or invalid.

          o. Governing Law. This Agreement shall be governed by and construed, interpreted and enforced in accordance with the internal law of the State of New York, without regard to princi-ples of conflict of laws.

          p. Headings. In this Agreement, headings of sections are for convenience of reference only and have no substantive effect.

         12.   CONSENTS AND WAIVERS RELATING TO LEGAL PROCEED-
INGS.

          a. JURISDICTIONAL CONSENTS AND WAIVERS. THE BORROWER KNOWINGLY, VOLUNTARILY, INTENTIONALLY AND IRREVOCABLY (I) CON-SENTS IN EACH ACTION AND OTHER LEGAL PROCEEDING COMMENCED BY THE BANK IN CONNECTION WITH ANY LOAN, ANY LOAN DOCUMENT OR ANY COLLATERAL, SUBORDINATION, GUARANTY, ENDORSEMENT OR OTHER SECURI-TY OR ASSURANCE OF PAYMENT NOW OR HEREAFTER DIRECTLY OR INDIRECT-LY SECURING THE REPAYMENT OR PAYMENT OF OR OTHERWISE NOW OR

HEREAFTER DIRECTLY OR INDIRECTLY APPLICABLE TO ANY OF THE PRINCI-PAL AMOUNT OF ANY LOAN, ANY INTEREST OWING PURSUANT TO THIS AGREEMENT OR ANY OTHER AMOUNT OWING BY THE BORROWER TO THE BANK PURSUANT TO THIS AGREEMENT TO THE PERSONAL JURISDICTION OF ANY COURT THAT IS EITHER A COURT OF RECORD OF THE STATE OF NEW YORK OR A COURT OF THE UNITED STATES LOCATED IN THE STATE OF NEW YORK,
(II) WAIVES EACH OBJECTION TO THE LAYING OF VENUE OF ANY SUCH ACTION OR OTHER LEGAL PROCEEDING, (III) WAIVES PERSONAL SERVICE OF PROCESS IN EACH SUCH ACTION AND OTHER LEGAL PROCEEDING, (IV) CONSENTS TO THE MAKING OF SERVICE OF PROCESS IN EACH SUCH ACTION AND OTHER LEGAL PROCEEDING BY REGISTERED MAIL DIRECTED TO THE BORROWER AT THE LAST ADDRESS OF THE BORROWER SHOWN IN THE RECORDS RELATING TO THIS AGREEMENT MAINTAINED BY THE BANK, WITH SUCH SERVICE OF PROCESS TO BE DEEMED COMPLETED FIVE DAYS AFTER THE MAILING THEREOF, (V) WAIVES EACH RIGHT TO ATTACK ANY FINAL JUDGMENT THAT IS OBTAINED AS A DIRECT OR INDIRECT RESULT OF ANY SUCH ACTION OR OTHER LEGAL PROCEEDING AND (VI) CONSENTS TO EACH SUCH FINAL JUDGMENT BEING SUED UPON IN ANY COURT HAVING JURISDIC-TION WITH RESPECT THERETO AND ENFORCED IN THE JURISDICTION IN WHICH SUCH COURT IS LOCATED AS IF ISSUED BY SUCH COURT.

          b. WAIVER OF TRIAL BY JURY AND CLAIMS TO CERTAIN DAMAGES. EACH OF THE BANK AND THE BORROWER KNOWINGLY, VOLUNTARI-LY, INTENTIONALLY AND IRREVOCABLY WAIVES EACH RIGHT IT MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO, AND EACH RIGHT TO ASSERT ANY CLAIM FOR EXEMPLARY OR PUNITIVE DAMAGES IN ADDITION TO ACTUAL, CONSEQUENTIAL AND SPECIAL DAMAGES IN, ANY ACTION OR OTHER LEGAL PROCEEDING, WHETHER BASED ON ANY CONTRACT OR NEGLIGENT OR INTEN-TIONAL TORT OR OTHERWISE, IN CONNECTION WITH (I) ANY LOAN, ANY LOAN DOCUMENT OR ANY COLLATERAL, SUBORDINATION, GUARANTY, EN-DORSEMENT OR OTHER SECURITY OR ASSURANCE OF PAYMENT NOW OR HEREAFTER DIRECTLY OR INDIRECTLY SECURING THE REPAYMENT OR PAYMENT OF OR OTHERWISE NOW OR HEREAFTER DIRECTLY OR INDIRECTLY APPLICABLE TO ANY OF THE PRINCIPAL AMOUNT OF ANY LOAN, ANY INTEREST OWING PURSUANT TO THIS AGREEMENT OR ANY OTHER AMOUNT OWING BY THE BORROWER TO THE BANK PURSUANT TO THIS AGREEMENT OR
(II) ANY ACTION HERETOFORE OR HEREAFTER TAKEN OR NOT TAKEN, ANY COURSE OF CONDUCT HERETOFORE OR HEREAFTER PURSUED, ACCEPTED OR ACQUIESCED IN, OR ANY ORAL OR WRITTEN AGREEMENT OR REPRESENTATION HERETOFORE OR HEREAFTER MADE, BY OR ON BEHALF OF THE OTHER IN CONNECTION WITH ANY LOAN, ANY LOAN DOCUMENT OR ANY SUCH COLLATER-AL, SUBORDINATION, GUARANTY, ENDORSEMENT OR OTHER SECURITY OR ASSURANCE OF PAYMENT. THIS SECTION 12b IS A MATERIAL INDUCEMENT FOR EACH OF THE BANK AND THE BORROWER IN CONNECTION WITH ITS ENTRY INTO THIS AGREEMENT.

          The Bank and the Borrower have caused this Agreement to be duly executed on the date shown at the beginning of this Agreement.

                    MANUFACTURERS AND TRADERS TRUST COMPANY


                    By_________________________________________
                         Robert J. Daigler, Vice President

                    PRATT & LAMBERT, INC.


                    By_________________________________________
                         James R. Boldt, Vice President/Finance

                         ACKNOWLEDGMENTS


STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )


          On the 3rd day of August in the year 1994, before me personally came Robert J. Daigler, to me known, who, being by me duly sworn, did depose and say that he resides at 46 Eastwick Drive, Williamsville, New York 14221; that he is a Vice President of Manufacturers and Traders Trust Company, the corporation de-scribed in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.

                    _________________________________________
                    Notary Public

STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )


          On the 3rd day of August in the year 1994, before me personally came James R. Boldt, to me known, who, being by me duly sworn, did depose and say that he resides at 142 Audubon Drive, Snyder, New York 14226; that he is the Vice President/Finance of Pratt & Lambert, Inc., the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.

                    __________________________________________
                    Notary Public

                            EXHIBIT A

PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES                                    EXHIBIT 11
EARNINGS PER SHARE COMPUTATION
FOR THE FIVE YEARS ENDED DECEMBER 31, 1994
(THOUSANDS OF DOLLARS,  EXCEPT PER SHARE AMOUNTS)
___________________________________________________________________________________________________
LINE
NO.                                           1990        1991        1992        1993        1994

   Income:

1.   Net Income                           $    5,619  $    4,756  $    5,163  $    6,211  $    5,517
                                          ==========  ==========  ==========  ==========  ==========

   EARNINGS PER COMMON SHARE AND COMMON
    EQUIVALENT SHARE - ASSUMING NO DILUTION:
    Shares:
      Average number of common shares
       outstanding                         5,687,404   5,519,670   5,533,985   5,552,578   7,645,319
      Incremental shares - Dilutive stock
       options (A)                            37,993      60,936      78,629     106,812     136,972
                                          __________  __________  __________  __________  __________
2.           Total                         5,725,397   5,580,606   5,612,614   5,659,390   7,782,291
                                          ==========  ==========  ==========  ==========  ==========
3.    Decremental shares - Anti-dilutive
       stock options (A)                      57,081      28,378       2,585      10,727       4,289
                                          __________  __________  __________  __________  __________

4. EARNINGS PER COMMON SHARE AND COMMON
    EQUIVALENT SHARE - ASSUMING NO
    DILUTION:  (B)
      Net Income (1 divided by 2)         $      .98  $      .85  $      .92  $     1.10  $      .71
                                          ==========  ==========  ==========  ==========  ==========

5. EARNINGS PER COMMON SHARE AND COMMON
    EQUIVALENT SHARE - ASSUMING NO
     DILUTION
    ADJUSTED FOR ANTI-DILUTIVE EFFECT
     OF STOCK OPTIONS:
      Net Income (1 divided by (2-3))     $      .99  $      .86  $      .92  $     1.10  $      .71
                                          ==========  ==========  ==========  ==========  ==========

PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES                                    EXHIBIT 11
EARNINGS PER SHARE COMPUTATION
FOR THE FIVE YEARS ENDED DECEMBER 31, 1994
(THOUSANDS OF DOLLARS,  EXCEPT PER SHARE AMOUNTS)
___________________________________________________________________________________________________
LINE
NO.                                           1990        1991        1992        1993        1994
   EARNINGS PER COMMON SHARE AND COMMON
    EQUIVALENT SHARE - ASSUMING FULL DILUTION:
    Shares:
      Average number of common shares
       outstanding                         5,687,404   5,519,670   5,533,985   5,552,578   7,645,319
      Incremental shares - Dilutive
       stock options (A)                      39,077      75,267      81,180     122,645     185,883
                                          __________  __________  __________  __________  __________

6.            Total                        5,726,481   5,594,937   5,615,165   5,675,223   7,831,202
                                          ==========  ==========  ==========  ==========  ==========
7.    Decremental shares - Anti-Dilutive
       stock options (A)                      57,081      14,801      12,585      10,410           0
                                          __________  __________  __________  __________  _________
8.  EARNINGS PER COMMON SHARE AND COMMON
    EQUIVALENT SHARE - ASSUMING FULL
    DILUTION AND ADJUSTED FOR DILUTIVE
    EFFECT OF STOCK OPTIONS
      Net Income (1 divided by 6) (B)     $      .98  $      .85  $      .92  $     1.09  $      .70
                                          ==========  ==========  ==========  ==========  ==========
9. EARNINGS PER COMMON SHARE AND COMMON
    EQUIVALENT SHARE - ASSUMING FULL
    DILUTION AND ADJUSTED FOR ANTI-
    DILUTIVE EFFECT OF STOCK OPTIONS:
      Net Income (1 divided by (6-7))     $      .99  $      .85  $      .92  $     1.10  $      .70
                                          ==========  ==========  ==========  ==========  ==========
(A)  Detail computations omitted because of insignificant number of shares and effect on total earnings per share.

(B)  These figures agree with the related amounts in Item 6 - Selected Financial Data, except for the 1994 one-time charges for severance associated with the adoption of Financial Accounting
     Standards Board Statements No. 112, Employers' Accounting for Postemployment Benefits, as well as costs related to the company's restructuring activities.

                                                  EXHIBIT (22)


          SUBSIDIARIES OF PRATT & LAMBERT UNITED, INC.


                                        State or Jurisdiction
          Name                          of Incorporation

Pierce & Stevens Corporation                 New York
and its wholly-owned subsidiaries,
Pierce & Stevens Canada, Inc. and            Canada
Pierce & Stevens de Mexico                   Mexico

Southern Coatings, Inc.                      South Carolina

Miracle Adhesives Corporation                New York

United Paint Company                         Tennessee

UP Coatings, Inc.                            California

Weather-Flex, Incorporated                   New York

Eastern Coatings Corporation                 New York

United Coatings, Inc.                        Delaware