Form 10-Q
period 1995-03-31
PRATT & LAMBERT UNITED INC
filed 1995-05-15
CIK 79920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1995
- - ------------------------------------

COMMISSION FILE NUMBER 1-994
- - ----------------------------




                          PRATT & LAMBERT UNITED, INC.

NEW YORK                                                        16-0594810
- - --------                                                        ----------

                     75 TONAWANDA STREET, BUFFALO, NY 14207

                                  716-873-6000



*INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.



                                                   YES   X     NO
                                                       -----      -----

NUMBER OF COMMON SHARES, PAR VALUE $.01 PER SHARE OUTSTANDING ON:


MARCH 31, 1995                                          10,621,867 SHARES

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES
             -----------------------------------------------------
                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                            Page No.
- - ------------------------------                                            --------
    Consolidated Condensed Balance Sheet - March 31, 1995 and 1994 and
    December 31, 1994                                                          2

    Consolidated Income Statement - Three Months Ended
    March 31, 1995 and 1994                                                    3

    Statement of Consolidated Cash Flows - Three Months Ended
    March 31, 1995 and 1994                                                    4

    Notes to Consolidated Condensed Financial Statements                       5

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                     6-7

    Exhibit A - Earnings Per Share Computation                                 8

    Incorporation of Certain Information by Reference                          9

    Pro Forma Condensed Consolidated Financial Information:

      (i)    Pro Forma Condensed Consolidated Statements of Operations
             for the Three Months ended March 31, 1994 (Unaudited)           10-11

      (ii)   Notes to the Pro Forma Condensed Consolidated Statements of
             Operations for the Three Months ended March 31, 1994 (Unaudited) 12



PART II.  OTHER INFORMATION                                                  13-14

                         PART I.  FINANCIAL INFORMATION
             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                                      March 31                      December 31
                                                                                      --------                      -----------
                                                                              1995                1994                  1994
                                                                              ----                ----                  ----
                                                                                          (Thousands of Dollars)
                                                                     ASSETS
                                                                     ------
Current Assets:
 Cash and Cash Equivalents                                                  $  1,969             $  3,245              $  3,370
 Receivables                                                                  80,595               45,919                66,644
   Less - Allowance for Losses                                                 3,440                3,496                 3,470
                                                                             -------              -------               -------
     Receivables - Net                                                        77,155               42,423                63,174
 Inventories:
  Manufactured Products                                                       44,594               25,694                35,877
  Raw Materials                                                               24,952               14,775                24,958
  Sundries                                                                     1,540                1,343                 1,491
                                                                             -------              -------               -------
    Total Inventories                                                         71,086               41,812                62,326
 Prepaid Expenses                                                              9,790                5,821                 9,459
                                                                             -------              -------               -------
    Total Current Assets                                                     160,000               93,301               138,329
                                                                             -------              -------               -------
Property, Plant and Equipment - At Cost                                      106,316               80,176               104,379
  Less - Accumulated Depreciation                                             59,534               44,926                58,021
                                                                             -------              -------               -------
Property, Plant and Equipment - Net                                           46,782               35,250                46,358
Goodwill - Net of Amortization                                                94,794                  244                95,395
Other Assets                                                                  11,876                6,328                11,461
                                                                             -------              -------               -------
    Total Assets                                                            $313,452             $135,123              $291,543
                                                                             =======              =======               =======


                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      ------------------------------------

Current Liabilities:
  Dividends Payable                                                          $  1,593            $    839              $  1,590
  Short-Term Debt                                                              25,900              16,300                16,600
  Current Maturities of Long-Term Debt                                            840               1,903                   851
  Accounts Payable                                                             50,742              21,608                36,483
  United States and Canadian Income Taxes                                         660                 414                   502
  Other Current Liabilities                                                    15,685              10,444                17,173
                                                                              -------             -------               -------
     Total Current Liabilities                                                 95,420              51,508                73,199
                                                                              -------             -------               -------
Other Liabilities (Current Maturities
  Included in Current Liabilities):
  Long-Term Debt                                                               71,182              20,083                71,103
  Deferred Income Taxes                                                         6,825               4,688                 6,845
                                                                              -------             -------               -------
     Total Other Liabilities                                                   78,007              24,771                77,948
                                                                              -------             -------               -------
Shareholders' Equity:
  Common Stock at Par Value                                                       134               8,401                   134
  Additional Paid-In Capital                                                   98,481               9,109                98,261
  Retained Earnings                                                            69,113              67,984                69,205
  Cumulative Translation Adjustments                                           (1,781)               (818)               (1,372)
                                                                              -------             -------               -------
     Total                                                                    165,947              84,676               166,228
Less -- Treasury Stock - At Cost                                               25,922              25,832                25,832
                                                                              -------             -------               -------
  Total Shareholders' Equity                                                  140,025              58,844               140,396
                                                                              -------             -------               -------
     Total Liabilities and Shareholders' Equity                              $313,452            $135,123              $291,543
                                                                              =======             =======               -------


See accompanying Notes to Consolidated Condensed Financial Statements

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED INCOME STATEMENT
                         -----------------------------
                                  (Unaudited)

                                                                         Three Months Ended
                                                                         ------------------

                                                                    March 31,               March 31,
                                                                    ---------               ---------
                                                                      1995*                   1994
                                                                      ----                    ----
                                                                  (000's omitted except per share data)
Net sales                                                           $109,894                $57,370
Cost of sales                                                         81,612                 39,917
Gross profit                                                          28,282                 17,453
Selling, administrative and
  general expenses                                                    24,297                 16,784
Income from operations                                                 3,985                    669
Interest expense                                                       1,683                    382
Interest income                                                           66                     18
Other income - net                                                       303                    153
Income before taxes on income                                          2,671                    458
Taxes on income                                                        1,170                    179
Net income                                                             1,501                    279
Per common share earnings                                               $.14                   $.05
Per common share earnings -
 assuming full dilution                                                 $.14                   $.05
Average common shares outstanding                                     10,615                  5,586

*Note:  Only the 1995 results include the sales and earnings of United
 Coatings, which merged with the company on August 4, 1994.

The following pro forma information was prepared under the assumption that the merger with United Coatings was effective on January 1, 1994.

                                                                         Three Months Ended
                                                                         ------------------

                                                                    March 31,               March 31,
                                                                    ---------               ---------
                                                                      1995                    1994
                                                                      ----                    ----
                                                                (000's omitted except per share data)
Net sales                                                           $109,894                $98,789
Net income                                                             1,501                  1,738
Per common share earnings                                               $.14                   $.16
Per common share earnings -
 assuming full dilution                                                 $.14                   $.16
Average common shares outstanding                                     10,615                 10,586


See accompanying Notes to Consolidated Condensed Financial Statements

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                      ------------------------------------
                                  (Unaudited)


                                                                                      Three Months Ended
                                                                                            March 31
                                                                                            --------
                                                                                    1995                1994
                                                                                    ----                ----
                                                                                    (Thousands of Dollars)
Cash Flows from Operating Activities:
 Net Income                                                                       $  1,501            $   279
 Adjustments to Reconcile Net Income to
  Net Cash Used for Operating Activities:
   Depreciation                                                                      1,701              1,283
   Amortization of Goodwill and Other Intangibles                                      646                  5
   Deferred Income Taxes                                                               (20)               144
   Provision for Losses on Accounts Receivable                                         (30)              (167)
   Gain on Disposition of Property                                                    (148)                 0
 Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Current Assets:
    Receivables                                                                    (13,915)            (2,580)
    Inventories                                                                     (8,752)            (3,517)
    Prepaid Expenses                                                                  (330)               (10)
   Increase (Decrease) in Current Liabilities:
    Accounts Payable                                                                14,199              2,581
    United States and Canadian Income Taxes                                             65               (773)
    Other Current Liabilities                                                       (1,794)            (2,662)
   (Increase) Decrease in Other Assets                                                (459)               263
                                                                                   -------            -------
 Net Cash Used for Operating Activities                                             (7,336)            (5,154)
                                                                                   -------            -------

Cash Flows from Investing Activities:
 Additions to Property, Plant and Equipment                                         (2,156)            (1,716)
 Proceeds from Disposition of Property                                                 361                 87
                                                                                   -------             ------
 Net Cash Used for Investing Activities                                             (1,795)            (1,629)
                                                                                   -------             ------

Cash Flows from Financing Activities:
 Dividends Paid                                                                     (1,590)              (837)
 Borrowings of Short-Term Debt                                                       9,300              8,600
 Payments on Long-Term Debt, Including Capitalized
  Leases                                                                              (106)              (199)
 Proceeds from Exercise of Stock Options                                               220                 37
 Purchase of Treasury Stock from Related Parties                                       (90)                 0
                                                                                   -------             ------
 Net Cash Provided by Financing Activities                                           7,734              7,601
                                                                                   -------             ------

Effect of Exchange Rate Changes on Cash                                                 (4)               (16)
                                                                                   -------             ------
Net Increase (Decrease) in Cash                                                     (1,401)               802
Cash, Beginning of Period                                                            3,370              2,443
                                                                                   -------             ------
Cash, End of Period                                                               $  1,969            $ 3,245
                                                                                   -------             ------


See accompanying Notes to Consolidated Condensed Financial Statements

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES
             -----------------------------------------------------


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, March 31, 1994 and December 31, 1994 and the results of operations and cash flows for the three-month periods ended March 31, 1995 and 1994.

2. Results of operations for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the paint industry.

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Summary of significant income statement changes:
                                                   Increase (Decrease) in Comparing
                                                         the Three Months Ended
                                                         March 31, 1995 and 1994
                                                         -----------------------
                                                          (Thousands of Dollars)
Net Sales                                                $52,524         91.6%
Cost of Sales                                             41,695        104.5
Selling, Administrative and General Expenses               7,513         44.8
Interest Expense                                           1,301        N/A
Taxes on Income                                              991        N/A
Net Income                                                 1,222        N/A


RESULTS OF OPERATIONS:
- - ---------------------

On August 4, 1994, the company merged with United Coatings, Inc., a leading producer of paint for the private label market. Under the terms of the merger agreement, the company purchased all of United's outstanding stock for 5,000,000 shares of the company's common stock, approximately $17,000,000 in cash and the assumption of United's debt. As the merger has been recorded under the purchase method of accounting, United's operations since August 4, 1994, have been included in the company's 1994 financial statements. Goodwill recorded in the accompanying financial statements is lower than that used in previous pro forma statements due to the change in the company's stock price that occurred between the announcement and merger dates.

Consolidated net sales increased to $109,894,000 in the first quarter of 1995 when compared to the $57,370,000 recorded in the first quarter of 1994. While sales of Pratt & Lambert branded products were higher during the 1995 quarter as a result of a new line of contractor paints introduced late last year, sales of paint products in the aggregate increased primarily as the result of the merger with United Coatings. Sales of specialty chemicals increased moderately during the 1995 quarter as strong demand for the company's industrial coatings and construction adhesives were partially offset by lower sales to the government. The increase in cost of sales, selling, administrative and general expenses and interest expense were primarily the result of the merger.

Assuming that the merger with United Coatings had occurred prior to January 1, 1994, consolidated sales were $109,894,000 in 1995, an increase of $11,105,000 or 11.2% when compared to 1994 pro forma sales. While the company benefited from the sales advance, raw material costs increased at a rate faster than the company could implement selling price adjustments and higher interest rates negatively impacted the company's first quarter results. As a result, net income was $1,501,000 in the first quarter of 1995 versus the pro forma net income of $1,738,000 in the first quarter of 1994 while earnings per share in the two periods were $.14 and $.16, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
- - -------------------------------

During the first quarter of 1995 the company borrowed under its lines of credit in order to finance the seasonally higher levels of inventories and accounts receivable required for its paint business. Historically, the company has increased its borrowings during the first quarter of each year and anticipates that such borrowings will be repaid by year end. To effect the merger with United Coatings and to refinance United's then existing debt, in 1994 the company borrowed $50,000,000 under a new revolving credit and term loan agreement.

The company continues to maintain a favorable financial position with a current ratio of 1.7 to 1 at March 31, 1995. In addition to internal sources, the company has $43,000,000 in lines of credit to meet its short-term financing requirements. At March 31, 1995, the company had available $17,100,000 in unused credit under the above agreements. In addition, the company has revolving credit and term loan agreements which provide for borrowings of up to $70,000,000, all of which was outstanding at March 31, 1995.

At March 31, 1995, the company had an authorization from the Board of Directors to purchase up to 250,200 shares of the company's common stock. Although the company did not use the authorization to purchase any of its common stock during 1994, 1993 or 1992, the company has made such purchases in prior years. Generally, the company utilizes its bank arrangements to effect such transactions and, based upon historical cash flow, management does not envision that the authorized stock repurchase program will interfere with the funding of future operational needs.

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

There were no material commitments for capital expenditures at March 31, 1995. It is anticipated that the majority of 1995 capital expenditure requirements will be financed from internal sources. Management believes that the company is well positioned financially, with ample cash flow to meet general operating needs.


                                                         PART I - EXHIBIT A

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES
                         EARNINGS PER SHARE COMPUTATION

LINE                                                                                             THREE MONTHS ENDED
NO.                                                                                                   MARCH 31
                                                                                              1995                    1994
                                                                                              ----                    ----
 1.      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,501,000               $  279,000
                                                                                          ==========                =========

         EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARES -
         ASSUMING NO DILUTION:
          Shares:
           Average number of common shares outstanding  . . . . . . . . . . . . . . . .   10,615,129                5,585,767
           Incremental shares - Dilutive stock options (A)  . . . . . . . . . . . . . .      147,803                  148,739
                                                                                          ----------                ---------
 2.         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,762,932                5,734,506
                                                                                          ==========                =========
 3.       Decremental shares - Anti-dilutive stock options (A)  . . . . . . . . . . . .        1,080                    3,030
                                                                                          ==========                =========

 4.       Earnings per common share and common equivalent share -
          Assuming no dilution (1/2)  . . . . . . . . . . . . . . . . . . . . . . . . .         $.14                     $.05
                                                                                          ==========                =========

 5.       Earnings per common share and common equivalent share -
          Assuming no dilution adjusted for anti-dilutive effect
          of common stock options 1/(2-3) . . . . . . . . . . . . . . . . . . . . . . .         $.14                     $.05
                                                                                          ==========                =========

         EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARES -
         ASSUMING FULL DILUTION:
          Shares:
           Average number of common shares outstanding  . . . . . . . . . . . . . . . .   10,615,129                5,585,767
           Incremental shares - Dilutive stock options (A)  . . . . . . . . . . . . . .      206,842                  149,391
                                                                                          ----------                ---------
 6.         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,821,971                5,735,158
                                                                                          ==========                =========
 7.       Decremental shares - Anti-dilutive stock options (A)  . . . . . . . . . . . .            0                    2,973
                                                                                          ==========                =========

 8.       Earnings per common share and common equivalent share -
          Assuming full dilution adjusted for dilutive effect
          of stock options (1/6)  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $.14                     $.05
                                                                                          ==========                =========

 9.       Earnings per common share and common equivalent share -
          Assuming full dilution adjusted for anti-dilutive effect
          of stock options 1/(6-7)  . . . . . . . . . . . . . . . . . . . . . . . . . .         $.14                     $.05
                                                                                          ==========                =========

(A) Detail computations omitted because of insignificant number of shares and effect on total earnings per share.

INCORPORATION OF CERTAIN INFORMATION BY REFERENCE
- - -------------------------------------------------


The following documents are hereby incorporated into this 10-Q in lieu of filing Form 8-K:


(l) Pratt & Lambert's annual report on Form 10-K for the fiscal year ended December 31, 1994.

(2)   Pratt & Lambert's quarterly report on Form 10-Q ended March 31, 1994.

(3)   Pratt & Lambert's quarterly report on Form 10-Q ended June 30, 1994.

(4) Pratt & Lambert United's quarterly report on Form 10-Q ended September 30, 1994.

(5) United Coatings, Inc. audited financial statements on Form S-4 for the fiscal year ended December 31, 1993.

(6) Pro Forma Condensed Consolidated Financial Information on Form S-4 for the three months ended March 31, 1994 (unaudited).

                       PRO FORMA CONDENSED CONSOLIDATED
                       --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1994
                                  (Unaudited)


The following unaudited pro forma condensed consolidated statements of operations gives effect to the acquisition of United Coatings by Pratt & Lambert assuming that the acquisition was consummated as of December 31, 1993 and assumes that the acquisition was accounted for as a purchase. The unaudited pro forma condensed consolidated statements of operations consolidates the historical statements of operations of Pratt & Lambert and of United Coatings for the three month period ended March 31, 1994. The pro forma data reflects the acquisition of United Coatings Common Stock in exchange for 5,000,000 shares of Pratt & Lambert Common Stock and approximately $17,000,000 of cash which was financed through a new revolving credit/term loan agreement. The following unaudited pro forma condensed consolidated statements of operations include pro forma adjustments to the unaudited consolidated statement of operations for the three month period ended March 31, 1994 contained in this filing, of a recurring nature which give effect to the consummation on or prior to the closing as if it had occurred as of December 31, 1993. The pro forma adjustments are described in the accompanying notes to the pro forma condensed consolidated statement of operations and should be read in conjunction with such pro forma condensed consolidated statement of operations. Such pro forma statements should also be read in conjunction with Pratt & Lambert United's consolidated financial statements and notes set forth in this filing. The following pro forma condensed consolidated statements of operations do not purport to be indicative of the actual results that would have occurred had the transaction been consummated December 31, 1993 or of the future results of operations which will be obtained as a result of the consummation of the transaction.


           Pro Forma Condensed Consolidated Statements of Operations
           For the Three Month Period Ended March 31, 1994-Unaudited
               (In thousands of dollars except per share amounts)

                                            Pratt &       United      Pro Forma
                                            Lambert      Coatings    Adjustments     Pro Forma
                                           ----------   ----------   -----------    -----------
Net Sales                                    $57,370      $41,419                      $98,789
Cost of Sales                                 39,917       32,518         ($500)(1)     71,935
                                           ----------   ----------   -----------    -----------
Gross Profit                                  17,453        8,901           500         26,854
Selling, Administrative and
  General Expenses                            16,784        5,468           (95)(2)     22,157
                                           ----------   ----------   -----------    -----------
Income from Operations                           669        3,433           595          4,697
Interest Expense-Net                             364           63           490 (4)        917
Other Income (Expense)                           153       (4,400)        4,400 (6)        153
Amortization                                                                661 (3)        661
                                           ----------   ----------   -----------    -----------
Income Before Taxes                              458       (1,030)        3,844          3,272
Provision for Income Taxes                       179          100         1,255 (5)      1,534
                                           ----------   ----------   -----------    -----------
Net Income                                      $279      ($1,130)       $2,589         $1,738
                                           ==========   ==========   ===========    ===========

Earnings per common share and common
  equivalent share                             $0.05       ($3.77)                       $0.16

Earnings per common share-assuming
  full dilution                                $0.05       ($3.77)                       $0.16

            See notes to pro forma condensed consolidated statement of operations.

                 PRATT & LAMBERT UNITED, INC. AND SUBSIDIARIES

                   NOTES TO THE PRO FORMA COMBINED CONDENSED
                   -----------------------------------------
                            STATEMENT OF OPERATIONS
                            -----------------------

The following adjustments have been made to reflect the pro forma recurring effect of the transaction directly attributable to the agreement as if the transaction were consummated on December 31, 1993:

1. To reflect negotiated volume discounts with vendors of its principal raw materials.

2. To reflect the reduction of United Coatings' legal, accounting and investment banking fees which would not have been incurred during 1994 had the transaction been consummated on December 31, 1993.

3. To reflect amortization expense for the following as required by purchase accounting:

                                                            Three Month
                                                          --------------
                                                           Period Ended
                                                          --------------
                                                             March 31,
                                                          --------------
                                                              1994
                                                          --------------

Amortization of goodwill over an estimated life of 40
years                                                        $605,000

Amortization of write up of property over estimated
lives of 3 to 8 years                                          56,000
                                                             --------
                                                             $661,000
                                                             ========

4. To reflect increased interest expense because of additional long-term debt levels necessary to consummate the transaction. Interest expense is calculated using the interest rate (approximately 4.7%) for the three month period ended March 31, 1994. Each 1/8% change in the rate will effect net income by approximately $60,000 or approximately a half a cent per share.

5. To reflect the income taxes associated with the change of United Coatings' status from an S to a C corporation as well as the estimated income tax effects of the recurring transactions described above, as contemplated in the Merger Agreement.

6. To reflect the reversal of the United Coatings senior executive deferred compensation agreement expense which would not have been incurred during 1994 had the transaction been consummated on December 31, 1993.

PART II.  OTHER INFORMATION
- - ---------------------------



ITEM 5.  OTHER INFORMATION

Please refer to the incorporation of certain information by reference and the pro forma financial information in Part I on pages 10 through 12 relating to the acquisition of United Coatings, Inc. by Pratt & Lambert, Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         27 - Financial Data Schedule

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRATT & LAMBERT UNITED, INC.
                                        --------------------------------
                                        (Registrant)



Date    May 12, 1995                    "J. J. CASTIGLIA"
     -----------------------            --------------------------------
                                        J. J. Castiglia
                                        President


Date    May 12, 1995                    "J. R. BOLDT"
     -----------------------            --------------------------------
                                        J. R. Boldt
                                        Vice President - Finance