Form 10-Q
period 1995-06-30
PRATT & LAMBERT UNITED INC
filed 1995-08-14
CIK 79920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTER ENDED JUNE 30, 1995
-----------------------------------

COMMISSION FILE NUMBER 1-994
----------------------------





                          PRATT & LAMBERT UNITED, INC.

NEW YORK                                                        16-0594810
--------                                                        ----------

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


JUNE 30, 1995                                           10,639,276 SHARES

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES
             -----------------------------------------------------
                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                                    Page No.
------------------------------                                                    --------
    Consolidated Condensed Balance Sheet - June 30, 1995 and 1994 and
    December 31, 1994                                                                 2

    Consolidated Income Statement - Six Months Ended
    June 30, 1995 and 1994                                                            3

    Statement of Consolidated Cash Flows - Six Months Ended
    June 30, 1995 and 1994                                                            4

    Notes to Consolidated Condensed Financial Statements                              5

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                            6-7

    Exhibit A - Earnings Per Share Computation                                        8

    Incorporation of Certain Information by Reference                                 9

    Pro Forma Condensed Consolidated Financial Information:

       (i)   Pro Forma Condensed Consolidated Statements of Operations for
             the Three Month and Six Month Period Ended June 30, 1994
             (Unaudited)                                                            10-11

      (ii)   Notes to the Pro Forma Condensed Consolidated Statements of
             Operations for the Three Month and Six Month Period Ended
             June 30, 1994 (Unaudited)                                                12



PART II.  OTHER INFORMATION                                                         13-14

                         PART I.  FINANCIAL INFORMATION
             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                                                                         JUNE 30                   DECEMBER 31
                                                                                         -------                   -----------
                                                                             1995                  1994                1994
                                                                             ----                  ----                ----

                                                                                        (Thousands of Dollars)

                                ASSETS
Current Assets:
 Cash and Cash Equivalents                                                   $   3,300            $   2,493           $   3,370
 Receivables                                                                    93,438               48,743              66,644
  Less - Allowance for Losses                                                    3,880                3,209               3,470
                                                                              --------             --------            --------
   Receivables - Net                                                            89,558               45,534              63,174
 Inventories:
  Manufactured Products                                                         39,674               24,365              35,877
  Raw Materials                                                                 25,169               15,796              24,958
  Sundries                                                                       1,392                1,330               1,491
                                                                              --------             --------            --------
    Total Inventories                                                           66,235               41,491              62,326
 Prepaid Expenses                                                                6,827                6,033               9,459
                                                                              --------             --------            --------
    Total Current Assets                                                       165,920               95,551             138,329
                                                                              --------             --------            --------
Property, Plant and Equipment - At Cost                                        110,226               82,612             104,379
  Less - Accumulated Depreciation                                               60,934               45,898              58,021
                                                                              --------             --------            --------
Property, Plant and Equipment - Net                                             49,292               36,714              46,358
Goodwill - Net of Amortization                                                  94,190                  241              95,395
Other Assets                                                                    13,935                6,979              11,461
                                                                              --------             --------            --------
    Total Assets                                                              $323,337             $139,485            $291,543
                                                                              ========             ========            ========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Dividends Payable                                                           $   1,596            $     838           $   1,590
 Short-Term Debt                                                                28,900               16,000              16,600
 Current Maturities of Long-Term Debt                                              840                  822                 851
 Accounts Payable                                                               52,681               24,336              36,483
 United States and Canadian Income Taxes                                         2,140                1,052                 502
 Other Current Liabilities                                                      14,985                9,811              17,173
                                                                              --------             --------            --------
     Total Current Liabilities                                                 101,142               52,859              73,199
                                                                              --------             --------            --------
Other Liabilities (Current Maturities Included in
 Current Liabilities):
 Long-Term Debt                                                                 71,124               21,329              71,103
 Deferred Income Taxes                                                           6,322                4,704               6,845
                                                                              --------             --------            --------
     Total Other Liabilities                                                    77,446               26,033              77,948
                                                                              --------             --------            --------
Shareholders' Equity:
 Common Stock at Par Value                                                         135                8,401                 134
 Additional Paid-In Capital                                                     98,814                9,109              98,261
 Retained Earnings                                                              73,643               69,827              69,205
 Cumulative Translation Adjustments                                             (1,807)                (912)             (1,372)
                                                                              --------             --------            --------
     Total                                                                     170,785               86,425             166,228
Less - Treasury Stock - At Cost                                                 26,036               25,832              25,832
                                                                              --------             --------            --------
     Total Shareholders' Equity                                                144,749               60,593             140,396
                                                                              --------             --------            -------
     Total Liabilities and Shareholders' Equity                               $323,337             $139,485            $291,543
                                                                              ========             ========            ========

See accompanying Notes to Consolidated Condensed Financial Statements






             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  ------------------                   ----------------
                                                                        JUNE 30                             JUNE 30
                                                                        -------                             -------
                                                                1995*             1994             1995*              1994
                                                                -----             ----             -----              ----

                                                                           (000's omitted except share amounts)
Net sales                                                      $137,732         $  68,664         $247,626           $126,034
Cost of sales                                                   101,341            45,512          182,953             85,429
                                                                -------           -------          -------            -------
Gross profit                                                     36,391            23,152           64,673             40,605
Selling, administrative and general
  expenses                                                       23,678            18,342           47,975             35,126
                                                               --------           -------          -------            -------
Income from operations                                           12,713             4,810           16,698              5,479
Interest expense                                                  1,978               522            3,661                904
Interest income                                                      57                 6              123                 24
Other income - net                                                  106               108              409                261
                                                               --------          --------         --------           --------
Income before taxes on income                                    10,898             4,402           13,569              4,860
Taxes on income                                                   4,772             1,721            5,942              1,900
                                                               --------          --------         --------           --------
Net income                                                    $   6,126          $  2,681         $  7,627          $   2,960
                                                               ========           =======          =======           ========

Per common share earnings                                          $.57              $.47             $.71               $.52
Per common share earnings -
  assuming full dilution                                           $.56              $.47             $.70               $.52
Average common shares outstanding                            10,632,882         5,587,800       10,624,054          5,586,789

*Note: Only the 1995 results include the sales and earnings of United Coatings, which merged with the company on August 4, 1994.


The following pro forma information was prepared under the assumption that the merger with United Coatings was effective on January 1, 1994.

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  ------------------                   ----------------
                                                                        JUNE 30                             JUNE 30
                                                                        -------                             -------
                                                                1995              1994              1995              1994
                                                                ----              ----              ----              ----

                                                                          (000's omitted except share amounts)

Net sales                                                      $137,732          $137,994         $247,626           $236,783
Net income                                                        6,126             7,644            7,627              9,382
Per common share earnings                                          $.57              $.71             $.71               $.88
Per common share earnings
  assuming full dilution                                           $.56              $.71             $.70               $.88
Average common shares outstanding                            10,632,882        10,587,789       10,624,054         10,586,778

See accompanying Notes to Consolidated Condensed Financial Statements




             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                                           JUNE 30
                                                                                           -------
                                                                                   1995              1994
                                                                                   ----              ----
Cash Flows from Operating Activities:
    Net Income                                                                  $  7,627            $ 2,960
    Adjustments to Reconcile Net Income to Net Cash
       Used for Operating Activities:
       Depreciation                                                                3,594              2,463
       Amortization of Goodwill and Other Intangibles                              1,312                 10
       Deferred Income Taxes                                                        (523)               160
       Provision for Losses on Accounts Receivable                                   405               (455)
       Gain on Disposition of Property                                              (153)               (12)
    Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Current Assets:
       Receivables                                                               (26,635)            (5,413)
       Inventories                                                                (3,833)            (3,208)
       Prepaid Expenses                                                            2,638               (225)
       Increase (Decrease) in Current Liabilities:
       Accounts Payable                                                           15,980              5,321
       United States and Canadian Income Taxes                                     1,502               (131)
       Other Current Liabilities                                                  (2,642)            (3,397)
       (Increase) Decrease in Other Assets                                        (2,577)              (389)
                                                                               ---------            -------
    Net Cash Used for Operating Activities                                        (3,305)            (2,316)
                                                                               ---------            -------

Cash Flows from Investing Activities:
    Additions to Property, Plant and Equipment                                    (6,338)            (3,988)
    Proceeds from Disposition of Property                                            647                223
                                                                               ---------            -------
    Net Cash Used for Investing Activities                                        (5,691)            (3,765)
                                                                               ---------            -------

Cash Flows from Financing Activities:
    Dividends Paid                                                                (3,183)            (1,676)
    Borrowings of Short-Term Debt                                                 12,300              8,300
    Payments on Long-Term Debt, Including Capitalized
       Leases                                                                       (551)              (526)
    Proceeds from Exercise of Stock Options                                          554                 37
    Purchase of Treasury Stock from Related Parties                                 (204)                 0
                                                                               ---------            -------
    Net Cash Provided by Financing Activities                                      8,916              6,135
                                                                               ---------            -------
Effect of Exchange Rate Changes on Cash                                               10                 (4)
                                                                               ---------            -------
Net Increase (Decrease) in Cash                                                      (70)                50
Cash, Beginning of Period                                                          3,370              2,443
                                                                               ---------            -------
Cash, End of Period                                                             $  3,300            $ 2,493
                                                                               =========            =======

See accompanying Notes to Consolidated Condensed Financial Statements


             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, June 30, 1994 and December 31, 1994 and the results of operations and cash flows for the six-month periods ended June 30, 1995 and 1994.

2. Results of operations for the six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the paint industry.

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Summary of significant income statement changes:
                                                                          Increase (Decrease) in Comparing
                                                                Three Months Ended               Six Months Ended
                                                              June 30, 1995 and 1994          June 30, 1995 and 1994
                                                              ----------------------          ----------------------
                                                                               (Thousands of Dollars)

Net Sales                                                    $69,068          100.6%          $121,592         96.5%
Cost of Sales                                                 55,829          122.7             97,524        114.2
Selling, Administrative and General Expenses                   5,336           29.1             12,849         36.6
Interest Expense                                               1,456            N/A              2,757          N/A
Taxes on Income                                                3,051          177.3              4,042        212.7
Net Income                                                     3,445          128.5              4,667        157.7


RESULTS OF OPERATIONS:
---------------------

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

Consolidated net sales of $137,732,000 in the second quarter of 1995 compares to $68,664,000 in the second quarter of last year while consolidated sales of $247,626,000 in the first half of 1995 compares with $126,034,000 in the same period last year. While sales of Pratt & Lambert branded products were higher during the 1995 periods as a result of a new line of contractor paints introduced late last year, sales of paint products in the aggregate increased primarily as the result of the merger with United Coatings. Sales of specialty chemicals approximated last year's levels as a result of softening demand for the company's industrial coatings and construction adhesives. The increase in cost of sales, selling, administrative and general expenses and interest expense were primarily the result of the merger.

Assuming that the merger with United Coatings had occurred prior to January 1, 1994, consolidated sales of $137,732,000 in the 1995 second quarter approximate the pro forma sales of $137,994,000 of a year ago. For the six months, sales rose 5% to $247,626,000, when compared with pro forma sales of $236,783,000 in the first half of 1994. During the 1995 periods, raw material costs increased at a rate faster than the company could implement selling price adjustments and higher interest rates negatively impacted the company's earnings. As a result, net income in the second quarter of 1995 of $6,126,000, or $.57 per share, compares with the pro forma net income of $7,644,000, or $.71 per share, in last year's quarter. Net income of $7,627,000, or $.71 per share, in the latest six month period compares with pro forma net income of $9,382,000, or $.88 per share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

During the first half of 1995 the company borrowed under its lines of credit in order to finance the seasonally higher levels of inventories and accounts receivable required for its paint business. Historically, the company has increased its borrowings during the first half of each year and anticipates that such borrowings will be repaid by year end. To effect the merger with United Coatings and to refinance United's then existing debt, in 1994 the company borrowed $50,000,000 under a new revolving credit and term loan agreement.

The company continues to maintain a favorable financial position with a current ratio of 1.6 to 1 at June 30, 1995. In addition to internal sources, the company has $43,000,000 in lines of credit to meet its short-term financing requirements. At June 30, 1995, the company had available $14,100,000 in unused credit under the above agreements. In addition, the company has revolving credit and term loan agreements which provide for borrowings of up to $70,000,000, all of which was outstanding at June 30, 1995.

At June 30, 1995, the company had an authorization from the Board of Directors to purchase up to 250,200 shares of the company's common stock. Although the company did not use the authorization to purchase any of its common stock during 1994, 1993 or 1992, the company has made such purchases in prior years. Generally, the company utilizes its bank arrangements to effect such transactions and, based upon historical cash flow, management does not envision that the authorized stock repurchase program will interfere with the funding of future operational needs.

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

There were no material commitments for capital expenditures at June 30, 1995. It is anticipated that the majority of 1995 capital expenditure requirements will be financed from internal sources. Management believes that the company is well positioned financially, with ample cash flow to meet general operating needs.

                                                             PART I - EXHIBIT A

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES
                         EARNINGS PER SHARE COMPUTATION


LINE                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
 NO.                                                                         JUNE 30                            JUNE 30

                                                                         1995           1994                1995            1994
                                                                         ----           ----               ----             ----
  1.   Net income                                                    $6,126,000       $2,681,000         $7,627,000       $2,960,000
                                                                     ==========       ==========         ==========       ==========

       EARNINGS PER COMMON SHARE AND COMMON
       EQUIVALENT SHARES - ASSUMING NO DILUTION:
               Shares:
               Average number of common shares outstanding           10,632,882        5,587,800         10,624,054        5,586,789
               Incremental shares - Dilutive stock options (A)          208,573          104,759            177,562          127,713
                                                                     ----------       ----------         ----------       ----------
    2.            Total                                              10,841,455        5,692,559         10,801,616        5,714,502
                                                                     ==========       ==========         ==========       ==========
    3.   Decremental shares - Anti-dilutive stock options (A)                 0           10,678                  0            6,686
                                                                     ==========       ==========         ==========       ==========

    4.      Earnings per common share and common equivalent
             share - Assuming no dilution (1/2)                            $.57             $.47               $.71             $.52
                                                                     ==========       ==========         ==========       ==========
    5.      Earnings per common share and common equivalent
            share - Assuming no dilution adjusted for anti-dilutive
            effect of common stock options 1 / (2-3)                       $.57             $.47               $.71             $.52
                                                                     ==========       ==========         ==========       ==========

         EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARES - ASSUMING
         FULL DILUTION:
               Shares:
               Average number of common shares outstanding           10,632,882        5,587,800         10,624,054        5,586,789
               Incremental shares - Dilutive stock options (A)          242,803          104,759            244,970          128,067
                                                                     ----------       ----------         ----------      -----------
    6.            Total                                              10,875,685        5,692,559         10,869,024        5,714,856
                                                                     ==========       ==========         ==========       ==========

    7.   Decremental shares - Anti-dilutive stock options (A)                 0           10,678                  0            6,686
                                                                     ==========       ==========         ==========       ==========
    8.      Earnings per common share and common equivalent
             share - Assuming full dilution adjusted for dilutive
             effect of stock options (1/6)                                 $.56             $.47               $.70             $.52
                                                                     ==========      ===========         ==========       ==========

    9.      Earnings per common share and common equivalent
            share - Assuming full dilution adjusted for anti-
            dilutive effect of stock options 1 / (6-7)                     $.56             $.47               $.70             $.52
                                                                     ==========      ===========         ==========       ==========

 (A) Detailed computations omitted because of insignificant number of shares and effect on total earnings per share.

INCORPORATION OF CERTAIN INFORMATION BY REFERENCE
-------------------------------------------------


The following documents are hereby incorporated into this 10-Q in lieu of filing Form 8-K:


(1) Pratt & Lambert United's annual report on Form 10-K for the fiscal year ended December 31, 1994.

(2)  Pratt & Lambert's quarterly report on Form 10-Q ended March 31, 1994.

(3)  Pratt & Lambert's quarterly report on Form 10-Q ended June 30, 1994.

(4)  Pratt & Lambert United's quarterly report on Form 10-Q ended March 31,
     1995.

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

(6) Pro Forma Condensed Consolidated Financial Information on Form S-4 for the three months ended March 31, 1994 (unaudited).

                       PRO FORMA CONDENSED CONSOLIDATED
                       --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

          FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30, 1994
                                  (Unaudited)


The following unaudited pro forma condensed consolidated statements of operations gives effect to the acquisition of United Coatings by Pratt & Lambert assuming that the acquisition was consummated as of December 31, 1993 and assumes that the acquisition was accounted for as a purchase. The unaudited pro forma condensed consolidated statements of operations consolidates the historical statements of operations of Pratt & Lambert and of United Coatings for the three month and six month periods ended June 30, 1994. The pro forma data reflects the acquisition of United Coatings Common Stock in exchange for 5,000,000 shares of Pratt & Lambert Common Stock and approximately $17,000,000 of cash which was financed through a new revolving credit/term loan agreement. The following unaudited pro forma condensed consolidated statements of operations include pro forma adjustments to the unaudited consolidated statement of operations for the three month and six month periods ended June 30, 1994 contained in this filing, of a recurring nature which give effect to the consummation on or prior to the closing as if it had occurred as of December 31, 1993. The pro forma adjustments are described in the accompanying notes to the pro forma condensed consolidated statement of operations and should be read in conjunction with such pro forma condensed consolidated statement of operations. Such pro forma statements should also be read in conjunction with Pratt & Lambert United's consolidated financial statements and notes set forth in this filing. The following pro forma condensed consolidated statements of operations do not purport to be indicative of the actual results that would have occurred had the transaction been consummated December 31, 1993 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

           Pro Forma Condensed Consolidated Statements of Operations
            For the Six Month Period Ended June 30, 1994 - Unaudited
               (In thousands of dollars except per share amounts)

                                   Pratt &       United        Pro Forma
                                   Lambert      Coatings      Adjustments          Pro Forma
                                   -------      --------      -----------          ---------
Net Sales                           $126,034     $110,749                            $236,783
Cost of Sales                         85,429       84,340             (500) (1)       169,269
                                   ---------    ---------       ----------          ---------
Gross Profit                          40,605       26,409              500             67,514
Selling, Administrative
  and General Expenses                35,126       13,238             (356) (2)        48,008
                                   ---------    ---------       ----------          ---------
Income from Operations                 5,479       13,171              856             19,506
Interest Expense-Net                     880          415              925  (4)         2,220
Other Income (Expense)                   261       (4,398)           4,400  (6)           263
Amortization                               0            0            1,323  (3)         1,323
                                   ---------   ----------       ----------        -----------
Income Before Taxes                    4,860        8,358            3,008             16,226
Provision for Income Taxes             1,900          200            4,744  (5)         6,844
                                  ----------   ----------       ----------        -----------
Net Income                        $    2,960    $   8,158        $  (1,736)        $    9,382
                                  ==========    =========        =========         ==========
Earnings per common share and
  common equivalent share              $ .52                                            $ .88

Earnings per common share-assuming
  full dilution                        $ .52                                            $ .88

   See notes to the pro forma condensed consolidated statements of operations




           Pro Forma Condensed Consolidated Statements of Operations
           For the Three Month Period Ended June 30, 1994 - Unaudited
               (In thousands of dollars except per share amounts)

                                   Pratt &       United        Pro Forma
                                   Lambert      Coatings      Adjustments          Pro Forma
                                   -------      --------      -----------          ---------
Net Sales                           $ 68,664     $ 69,330                           $ 137,994
Cost of Sales                         45,512       51,822                              97,334
                                    --------     --------                            --------
Gross Profit                          23,152       17,508                              40,660
Selling, Administrative
  and General Expenses                18,342        7,770             (261) (2)        25,851
                                    --------    ---------       ----------           --------
Income from Operations                 4,810        9,738              261             14,809
Interest Expense-Net                     516          352              435  (4)         1,303
Other Income (Expense)                   108            2                                 110
Amortization                               0            0              662  (3)           662
                                   ---------   ----------       ----------         ----------
Income Before Taxes                    4,402        9,388             (836)            12,954
Provision for Income Taxes             1,721          100            3,489  (5)         5,310
                                   ---------   ----------       ----------         ----------
Net Income                         $   2,681    $   9,288        $  (4,325)         $   7,644
                                  ==========    =========        =========         ==========

Earnings per common share and
  common equivalent share              $ .47                                            $ .71

Earnings per common share-assuming
  full dilution                        $ .47                                            $ .71

   See notes to the pro forma condensed consolidated statements of operations

                 PRATT & LAMBERT UNITED, INC. AND SUBSIDIARIES

                 NOTES TO THE PRO FORMA CONDENSED CONSOLIDATED
                 ---------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

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

3. To reflect amortization expense for the following as required by purchase accounting:

                                                                              THREE MONTH           SIX MONTH
                                                                              PERIOD ENDED         PERIOD ENDED
                                                                             JUNE 30, 1994         JUNE 30, 1994
                                                                             -------------         -------------
 Amortization of goodwill over an estimated life of 40 years                      $605,000           $1,210,000

 Amortization of write up of property over estimated lives of
 3 to 8 years                                                                       57,000              113,000
                                                                                  --------           ----------
                                                                                  $662,000           $1,323,000
                                                                                  ========           ==========


4. To reflect increased interest expense because of additional long-term debt levels necessary to consummate the transaction. Interest expense is calculated using the interest rate (approximately 5.9%) for the three month period ended June 30, 1994. Interest expense for the six month period ended June 30, 1994 includes the interest rate (approximately 4.7%) used for the three month period ended March 31, 1994. Each 1/8% change in the rate will effect net income by approximately $60,000 or approximately a half a cent per share.

5. To reflect the income taxes associated with the change of United Coatings' status from an S to a C corporation as well as the estimated income tax effects of the recurring transactions described above, as contemplated in the Merger Agreement.

6. With respect to the six month period ended June 30, 1994 pro forma statement of operations, to reflect the reversal of the United Coatings senior executive deferred compensation agreement expense which would not have been incurred during 1994 had the transaction been consummated on December 31, 1993.

PART II.    OTHER INFORMATION
-----------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 4, 1995, in Buffalo, New York. Two proposals were submitted as described in the Company's proxy statement dated March 31, 1995, and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholder votes.

                                                            Votes in
                                                             Favor               Withheld
                                                             -----               --------
Election of the Board of Directors:
A. M. Boas                                                  9,633,645              45,776
J. J. Castiglia                                             9,646,206              33,215
M. L. Claster                                               9,634,201              45,220
A. L. Gorman                                                9,645,901              33,520
J. L. Kenner                                                9,634,765              44,656
J. F. Knapp                                                 9,646,358              33,063
J. Knapp                                                    9,646,426              32,995
S. H. Knox, III                                             9,645,959              33,462
W. J. Larson                                                9,646,568              32,853
R. A. Marks                                                 9,633,602              45,819
D. R. Newcomb                                               9,645,498              33,923
R. D. Stevens, Jr.                                          9,646,364              33,057
R. O. Swados                                                9,643,963              35,458


                                                            Votes in              Votes             Votes
                                                             Favor               Opposed          Abstained
                                                             -----               -------          ---------
Appointment of Deloitte & Touche LLP as
Independent Auditors:                                      9,652,020              11,502            15,899


ITEM 5.          OTHER INFORMATION

Please refer to the incorporation of certain information by reference and the pro forma financial information in Part I on pages 10 through 12 relating to the acquisition of United Coatings, Inc. by Pratt & Lambert, Inc.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          27 Financial Data Schedule

      (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PRATT & LAMBERT UNITED, INC.
                                       ----------------------------------
                                       (Registrant)



Date    August 9, 1995                 "J. J. CASTIGLIA"
     --------------------              ----------------------------------
                                       J. J. Castiglia
                                       President


Date    August 9, 1995                 "J. R. BOLDT"
     --------------------              ----------------------------------
                                       J. R. Boldt
                                       Vice President - Finance