Form 10-Q
period 1995-09-30
PRATT & LAMBERT UNITED INC
filed 1995-11-15
CIK 79920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q




                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTER ENDED SEPTEMBER 30, 1995
----------------------------------------

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


SEPTEMBER 30, 1995                                          10,659,526 SHARES

            PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES
            -----------------------------------------------------

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                          Page No.


 Consolidated Condensed Balance Sheet - September 30, 1995 and 1994 and
 December 31, 1994                                                          2

 Consolidated Income Statement - Nine Months Ended September 30, 1995
 and 1994                                                                   3

 Statement of Consolidated Cash Flows - Nine Months Ended September 30,
 1995 and 1994                                                              4

 Notes to Consolidated Condensed Financial Statements                       5

 Management's Discussion and Analysis of Financial Condition and Results
 of Operations                                                             6-8

 Exhibit A - Earnings Per Share Computation                                 9

 Incorporation of Certain Information by Reference                         10

 Pro Forma Condensed Consolidated Financial Information:

    (i) Pro Forma Condensed Consolidated Statements of Operations for the Three Month and Nine Month Period Ended September 30, 1994
          (Unaudited)                                                     11-12

   (ii) Notes to the Pro Forma Condensed Consolidated Statements of Operations for the Three Month and Nine Month Period Ended
          September 30, 1994 (Unaudited)                                   13



PART II.  OTHER INFORMATION                                               14-15

                         PART I.  FINANCIAL INFORMATION
             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                                                                    SEPTEMBER 30                   DECEMBER 31
                                                                                    ------------                   -----------
                                                                              1995                1994                 1994
                                                                              ----                ----                 ----
                                                                                         (Thousands of Dollars)
                                                              ASSETS
 Current Assets:
  Cash and Cash Equivalents                                                   $   2,944            $   4,058           $   3,370
  Receivables                                                                    84,646               83,682              66,644
   Less - Allowance for Losses                                                    4,033                3,468               3,470
                                                                               ---------             --------            --------
    Receivables - Net                                                            80,613               80,214              63,174
  Inventories:
   Manufactured Products                                                         35,999               37,854              35,877
   Raw Materials                                                                 24,464               22,960              24,958
   Sundries                                                                       1,348                1,331               1,491
                                                                               ---------             --------            --------
     Total Inventories                                                           61,811               62,145              62,326
  Prepaid Expenses                                                                6,484                6,988               9,459
                                                                               ---------            ---------           ---------
     Total Current Assets                                                       151,852              153,405             138,329
                                                                                --------             --------            --------
 Property, Plant and Equipment - At Cost                                        113,152              103,238             104,379
   Less - Accumulated Depreciation                                               62,620               56,289              58,021
                                                                               ---------             --------            --------
 Property, Plant and Equipment - Net                                             50,532               46,949              46,358
                                                                               --------              -------             -------
 Goodwill - Net of Amortization                                                  93,579               96,372              95,395
 Other Assets                                                                    15,752                9,778              11,461
                                                                               ---------            ---------            --------
     Total Assets                                                              $311,715             $306,504            $291,543
                                                                                ========             ========            ========


                                               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
  Dividends Payable                                                           $   1,705            $   1,589           $   1,590
  Short-Term Debt                                                                20,000               16,900              16,600
  Current Maturities of Long-Term Debt                                              810                  844                 851
  Accounts Payable                                                               42,786               46,002              36,483
  United States and Canadian Income Taxes                                         1,122                   14                 502
  Other Current Liabilities                                                      15,396               18,960              17,173
                                                                               ---------            ---------            --------
      Total Current Liabilities                                                  81,819               84,309              73,199
                                                                               ---------            ---------            --------
 Other Liabilities (Current Maturities Included in
  Current Liabilities):
  Long-Term Debt                                                                 75,892               71,147              71,103
  Deferred Income Taxes                                                           6,345                6,904               6,845
                                                                               ---------             --------            --------
      Total Other Liabilities                                                    82,237               78,051              77,948
                                                                               ---------             --------            --------
 Shareholders' Equity:
  Common Stock at Par Value                                                         135                  134                 134
  Additional Paid-In Capital                                                     99,193               98,069              98,261
  Retained Earnings                                                              76,030               72,472              69,205
  Cumulative Translation Adjustments                                             (1,663)                (699)             (1,372)
                                                                               ---------            ---------           ---------
      Total                                                                     173,695              169,976             166,228
 Less - Treasury Stock - At Cost                                                 26,036               25,832              25,832
                                                                               ---------             --------            --------
      Total Shareholders' Equity                                                147,659              144,144             140,396
                                                                                --------             --------            -------
      Total Liabilities and Shareholders' Equity                               $311,715             $306,504            $291,543
                                                                                ========             ========            ========

 See accompanying Notes to Consolidated Condensed Financial Statements

                         PART I.  FINANCIAL INFORMATION
             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES
                         CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)

                                                                Three Months Ended                   Nine Months Ended
                                                                ------------------                   -----------------
                                                                   September 30                        September 30
                                                                   ------------                        ------------
                                                              1995*             1994             1995*              1994
                                                              -----             ----             -----              ----
                                                                          (000's omitted except share amounts)
 Net sales                                                      $125,765         $ 102,633         $373,391           $228,667
 Cost of sales                                                    92,831            71,808          275,784            157,237
                                                                 -------           -------          -------            -------
 Gross profit                                                     32,934            30,825           97,607             71,430
 Selling, administrative and general
   expenses                                                       24,062            23,043           72,037             58,169
                                                                --------           -------          -------            -------
 Income from operations                                            8,872             7,782           25,570             13,261
 Interest expense                                                  1,841             1,099            5,502              2,003
 Interest income                                                      60                44              183                 68
 Other income - net                                                  191               498              600                759
                                                                --------          --------         --------           --------
 Income before taxes on income                                     7,282             7,225           20,851             12,085
 Taxes on income                                                   3,191             2,991            9,133              4,891
                                                                 -------           -------          -------           --------
 Net income                                                    $   4,091          $  4,234         $ 11,718          $   7,194
                                                                ========           =======          =======           ========

 Per common share earnings                                          $.38              $.48            $1.08              $1.06
 Per common share earnings -
   assuming full dilution                                           $.38              $.48            $1.08              $1.05
 Average common shares outstanding                            10,648,412         8,742,880       10,632,263          6,650,380

 *Note: The 1995 results include the sales and earnings of United Coatings, which merged with the company on August 4, 1994. The 1994 results, as reported above, reflect only Pratt & Lambert's sales and earnings through the effective date of the merger with United Coatings and the sales and earnings of the combined companies from August 5, 1994, through the end of the period.


 The following pro forma information was prepared under the assumption that the merger with United Coatings was effective on January 1, 1994.

                                                                Three Months Ended                   Nine Months Ended
                                                                ------------------                   -----------------
                                                                   September 30                        September 30
                                                                   ------------                        ------------
                                                              1995              1994              1995              1994
                                                              ----              ----              ----              ----
                                                                         (000's omitted except share amounts)
 Net sales                                                      $125,765          $123,693         $373,391           $360,477
 Net income                                                        4,091             4,978           11,718             14,360
 Per common share earnings                                          $.38              $.46            $1.08              $1.34
 Per common share earnings
   assuming full dilution                                           $.38              $.46            $1.08              $1.33
 Average common shares outstanding                            10,648,412        10,590,702       10,632,263         10,588,100

See accompanying Notes to Consolidated Condensed Financial Statements

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                                        SEPTEMBER 30
                                                                                        ------------
                                                                                    1995            1994
                                                                                    ----            ----
 Cash Flows from Operating Activities:
     Net Income                                                                  $ 11,718           $  7,194
     Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
        Depreciation                                                                5,389              3,928
        Amortization of Goodwill and Other Intangibles                              1,968                405
        Deferred Income Taxes                                                        (500)               111
        Provision for Losses on Accounts Receivable                                   553               (391)
        Gain on Disposition of Property                                              (257)              (180)
     Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Current Assets:
        Receivables                                                               (17,795)             1,549
        Inventories                                                                   669             (1,733)
        Prepaid Expenses                                                            2,985               (820)
        Increase (Decrease) in Current Liabilities:
        Accounts Payable                                                            6,221             (4,154)
        United States and Canadian Income Taxes                                       506                611
        Other Current Liabilities                                                  (2,406)            (5,382)
        (Increase) Decrease in Other Assets                                        (4,435)             1,905
                                                                                 ---------           --------
     Net Cash Provided by Operating Activities                                      4,616              3,043
                                                                                 ---------           --------

 Cash Flows from Investing Activities:
     Additions to Property, Plant and Equipment                                    (9,388)            (6,283)
     Proceeds from Disposition of Property                                            827                758
     Acquisitions, Net of Cash Acquired                                                 0            (17,851)
                                                                                 ---------           --------
     Net Cash Used for Investing Activities                                        (8,561)           (23,376)
                                                                                  --------           --------

 Cash Flows from Financing Activities:
     Dividends Paid                                                                (4,778)            (2,514)
     Borrowings of Short-Term Debt                                                  3,400              9,200
     Borrowings of Long-Term Debt                                                   5,000             50,000
     Payments on Long-Term Debt, Including Capitalized
        Leases                                                                       (852)           (34,842)
     Proceeds from Exercise of Stock Options                                          933                106
     Purchase of Treasury Stock from Related Parties                                 (204)                 0
                                                                                  --------         ----------
     Net Cash Provided by Financing Activities                                      3,499             21,950
                                                                                  --------           --------
 Effect of Exchange Rate Changes on Cash                                               20                 (2)
                                                                                 ---------         ----------
 Net Increase (Decrease) in Cash                                                     (426)             1,615
 Cash, Beginning of Period                                                          3,370              2,443
                                                                                  --------          ---------
 Cash, End of Period                                                             $  2,944          $   4,058
                                                                                  ========          =========

See accompanying Notes to Consolidated Condensed Financial Statements

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, September 30, 1994 and December 31, 1994 and the results of operations and cash flows for the nine-month periods ended September 30, 1995 and 1994.

2. Results of operations for the nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the paint industry.

3. On November 6, 1995, the company announced that it had signed a merger agreement providing for Sherwin-Williams to acquire all of the outstanding shares of Pratt & Lambert United for a cash price of $35.00 per share. Sherwin-Williams also entered into an agreement with holders of approximately 40% of Pratt & Lambert United's common stock, who have granted an option to Sherwin-Williams to purchase their shares for $35.00 per share. Under the terms of the merger agreement, Sherwin-Williams will promptly commence a cash tender offer for all outstanding common shares of Pratt & Lambert United. Shares not purchased in the tender offer will be acquired in a subsequent merger at $35.00 per share as soon as practicable after the completion of the tender offer.

             PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Summary of significant income statement changes:

                                                                     Increase (Decrease) in Comparing
                                                          Three Months Ended           Nine Months Ended
                                                        Sept. 30, 1995 and 1994      Sept. 30, 1995 and 1994
                                                        -----------------------      -----------------------
                                                                          (Thousands of Dollars)
Net Sales                                               $23,132           22.5%       $144,724         63.3%
Cost of Sales                                            21,023           29.3         118,547         75.4
Selling, Administrative and General Expenses              1,019            4.4          13,868         23.8
Interest Expense                                            742           67.5           3,499        174.7
Taxes on Income                                             200            6.7           4,242         86.7
Net Income                                                 (143)          (3.4)          4,524         62.9


RESULTS OF OPERATIONS:
----------------------
On August 4, 1994, the company merged with United Coatings, Inc., a leading producer of paint for the private label market. Under the terms of the merger agreement, the company purchased all of United's outstanding stock for 5,000,000 shares of the company's common stock, approximately $17,000,000 in cash and the assumption of United's debt. As the merger has been recorded under the purchase method of accounting, United's operations since August 4, 1994, have been included in the company's 1994 financial statements. Goodwill recorded in the accompanying financial statements is lower than that used in previous pro forma statements due to the change in the company's stock price that occurred between the announcement and merger dates.

Consolidated net sales of $125,765,000 in the third quarter of 1995 compares to $102,633,000 in the third quarter of last year while consolidated sales of $373,391,000 in the first nine months of 1995 compares with $228,667,000 in the same period last year. Sales of paint products in the aggregate increased primarily as the result of the merger with United Coatings while sales of specialty chemicals declined modestly as a result of softening demand for the company's industrial coatings and construction adhesives. The increase in cost of sales, selling, administrative and general expenses and interest expense were primarily the result of the merger.

Assuming that the merger with United Coatings had occurred prior to January 1, 1994, consolidated sales of $125,765,000 in the 1995 third quarter were 1.7% above sales of $123,693,000 of a year ago. For the nine months, sales rose 3.6% to $373,391,000, when compared with pro forma sales of $360,477,000 in the first nine months of 1994. During the 1995 periods, raw material costs increased at a rate faster than the company could implement selling price adjustments and higher interest rates negatively impacted the company's earnings. As a result, net income in the third quarter of 1995 of $4,091,000, or $.38 per share, compares with the pro forma net income of $4,978,000, or $.46 per share, in last year's quarter. Net income of $11,718,000, or $1.08 per share, in the latest nine month period compares with pro forma net income of $14,360,000, or $1.34 per share, a year ago.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost in measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the company's cash flows.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
During 1995 the company borrowed under its lines of credit in order to finance the seasonally higher levels of inventories and accounts receivable required for its paint business. Historically, the company has increased its borrowings during the first half of each year and anticipates that such borrowings will be repaid by year end. During August of 1995, the company refinanced its debt by entering into a new five-year $100,000,000 revolving credit agreement. Borrowings under the agreement were $75,000,000 at September 30, 1995.

The company continues to maintain a favorable financial position with a current ratio of 1.9 to 1 at September 30, 1995. In addition to internal sources, the company has $35,000,000 in lines of credit to meet its short-term financing requirements. At September 30, 1995, the company had available $15,000,000 in unused credit under the above agreements.

At September 30, 1995, the company had an authorization from the Board of Directors to purchase up to 250,200 shares of the company's common stock. Although the company did not use the authorization to purchase any of its common stock during 1994, 1993 or 1992, the company has made such purchases in prior years. Generally, the company utilizes its bank arrangements to effect such transactions and, based upon historical cash flow, management does not envision that the authorized stock repurchase program will interfere with the funding of future operational needs.

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

There were no material commitments for capital expenditures at September 30, 1995. It is anticipated that the majority of 1995 capital expenditure requirements will be financed from internal sources. Management believes that the company is well positioned financially, with ample cash flow to meet general operating needs.

On November 6, 1995, the company announced that it had signed a merger agreement providing for Sherwin-Williams to acquire all of the outstanding shares of Pratt & Lambert United for a cash price of $35.00 per share. Sherwin-Williams also entered into an agreement with holders of approximately 40% of Pratt & Lambert United's common stock, who have granted an option to Sherwin-Williams to purchase their shares for $35.00 per share.

Under the terms of the merger agreement, Sherwin-Williams will promptly commence a cash tender offer for all outstanding common shares of Pratt & Lambert United. Shares not purchased in the tender offer will be acquired in a subsequent merger at $35.00 per share as soon as practicable after the completion of the tender offer.

                                                                                                        PART I - EXHIBIT A
                                      PRATT & LAMBERT UNITED, INC. AND SUBSIDIARY COMPANIES
                                                  EARNINGS PER SHARE COMPUTATION


     LINE                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
      NO.                                                                       SEPTEMBER 30                     SEPTEMBER 30
                                                                            1995           1994               1995          1994
                                                                            ----           ----               ----          ----
1.   Net income                                                          $4,091,000     $4,234,000        $11,718,000     $7,194,000
                                                                          =========      =========         ==========      =========
     EARNINGS PER COMMON SHARE AND COMMON
     EQUIVALENT SHARES - ASSUMING NO DILUTION:
           Shares:
           Average number of common shares outstanding                   10,648,412      8,742,880         10,632,263      6,650,380
           Incremental shares - Dilutive stock options (A)                  241,498        128,284            197,952        126,534
                                                                        -----------      ---------        -----------      ---------
2.            Total                                                      10,889,910      8,871,164         10,830,215      6,776,914
                                                                         ==========      =========         ==========      =========
3.   Decremental shares - Anti-dilutive stock options (A)                         0          6,223                  0          6,630
                                                                      =============     ==========      =============     ==========

4.      Earnings per common share and common equivalent
        share - Assuming no dilution (1 divided by 2)                          $.38           $.48              $1.08          $1.06
                                                                       ============    ===========       ============    ===========
5.      Earnings per common share and common equivalent
        share - Assuming no dilution adjusted for anti-dilutive
        effect of common stock options 1 divided by (2-3)                      $.38           $.48              $1.08          $1.06
                                                                       ============    ===========       ============    ===========

     EARNINGS PER COMMON SHARE AND COMMON
     EQUIVALENT SHARES - ASSUMING FULL DILUTION:
           Shares:
           Average number of common shares outstanding                   10,648,412      8,742,880         10,632,263      6,650,380
           Incremental shares - Dilutive stock options (A)                  257,563        170,048            264,256        170,558
                                                                        -----------      ---------        -----------      ---------
6.            Total                                                      10,905,975      8,912,928         10,896,519      6,820,938
                                                                         ==========      =========         ==========      =========

7.   Decremental shares - Anti-dilutive stock options (A)                         0              0                  0              0
                                                                      =============    ===========      =============   ============
8.      Earnings per common share and common equivalent
        share - Assuming full dilution adjusted for dilutive
        effect of stock options (1 divided by 6)                               $.38           $.48              $1.08          $1.05
                                                                       ============    ===========       ============    ===========
9.      Earnings per common share and common equivalent
        share - Assuming full dilution adjusted for anti-
        dilutive effect of stock options 1 divided by (6-7)                    $.38           $.48              $1.08          $1.05
                                                                       ============    ===========       ============    ===========

 (A) Detailed computations omitted because of insignificant number of shares and effect on total earnings per share.

INCORPORATION OF CERTAIN INFORMATION BY REFERENCE
The following documents are hereby incorporated into this 10-Q in lieu of filing Form 8-K:

(1) Pratt & Lambert United's annual report on Form 10-K for the fiscal year ended December 31, 1994.

(2)  Pratt & Lambert's quarterly report on Form 10-Q ended March 31, 1994.

(3)  Pratt & Lambert's quarterly report on Form 10-Q ended June 30, 1994.

(4) Pratt & Lambert United's quarterly report on Form 10-Q ended September 30, 1994.

(5)  Pratt & Lambert United's quarterly report on Form 10-Q ended March 31,
     1995.

(6)  Pratt & Lambert United's quarterly report on Form 10-Q ended June 30, 1995.

(7) United Coatings, Inc. audited financial statements on Form S-4 for the fiscal year ended December 31, 1993.

(8) Pro Forma Condensed Consolidated Financial Information on Form S-4 for the three months ended March 31, 1994 (unaudited).

                       PRO FORMA CONDENSED CONSOLIDATED
                       --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

      FOR THE THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1994
                                  (Unaudited)


The following unaudited pro forma condensed consolidated statements of operations gives effect to the acquisition of United Coatings by Pratt & Lambert assuming that the acquisition was consummated as of December 31, 1993 and assumes that the acquisition was accounted for as a purchase. The unaudited pro forma condensed consolidated statements of operations consolidates the historical statements of operations of Pratt & Lambert and of United Coatings for the three month and nine month periods ended September 30, 1994. The pro forma data reflects the acquisition of United Coatings Common Stock in exchange for 5,000,000 shares of Pratt & Lambert Common Stock and approximately $17,000,000 of cash which was financed through a new revolving credit/term loan agreement. The following unaudited pro forma condensed consolidated statements of operations include pro forma adjustments to the unaudited consolidated statement of operations for the three month and nine month periods ended September 30, 1994 contained in this filing, of a recurring nature which give effect to the consummation on or prior to the closing as if it had occurred as of December 31, 1993. The pro forma adjustments are described in the accompanying notes to the pro forma condensed consolidated statement of operations and should be read in conjunction with such pro forma condensed consolidated statement of operations. Such pro forma statements should also be read in conjunction with Pratt & Lambert United's consolidated financial statements and notes set forth in this filing. The following pro forma condensed consolidated statements of operations do not purport to be indicative of the actual results that would have occurred had the transaction been consummated December 31, 1993 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

          Pro Forma Condensed Consolidated Statements of Operations
        For the Nine Month Period Ended September 30, 1994 - Unaudited
              (In thousands of dollars except per share amounts)

                                            Pratt &       United        Pro Forma
                                            Lambert      Coatings      Adjustments          Pro Forma
                                            -------      --------      -----------          ---------
Net Sales                                    $194,888     $165,589                            $360,477
Cost of Sales                                 131,437      126,623             (500)   (1)     257,560
                                             --------     --------       ----------           --------

Gross Profit                                   63,451       38,966              500            102,917
Selling, Administrative
  and General Expenses                         54,121       19,578             (387)   (2)      73,312
                                            ---------    ---------       ----------          ---------
Income from Operations                          9,330       19,388              887             29,605
Interest Expense-Net                            1,442          895            1,185    (4)       3,522

Other Income (Expense)                            711       (4,350)           4,349    (6)         710
Amortization                                        0            0            1,984    (3)       1,984
                                           ----------   ----------       ----------        -----------
Income Before Taxes                             8,599       14,143            2,067             24,809
Provision for Income Taxes                      3,362        2,025            5,062    (5)      10,449
                                           ----------   ----------       ----------         ----------
Net Income                                  $   5,237    $  12,118        $  (2,995)        $   14,360
                                            =========    =========        =========         ==========


Earnings per common share and
  common equivalent share                       $ .92                                            $1.34

Earnings per common share-assuming

  full dilution                                 $ .91                                            $1.33

   See notes to the pro forma condensed consolidated statements of operations


           Pro Forma Condensed Consolidated Statements of Operations
        For the Three Month Period Ended September 30, 1994 - Unaudited
               (In thousands of dollars except per share amounts)

                                            Pratt &       United        Pro Forma
                                            Lambert      Coatings      Adjustments          Pro Forma
                                            -------      --------      -----------          ---------
Net Sales                                    $ 68,854     $ 54,839                            $123,693
Cost of Sales                                  46,008       42,283                              88,291
                                             --------     --------                            --------
Gross Profit                                   22,846       12,556                              35,402
Selling, Administrative
  and General Expenses                         18,995        6,339              (31)   (2)      25,303
                                             --------    ---------       ----------           --------
Income from Operations                          3,851        6,217               31             10,099
Interest Expense-Net                              562          480              260    (4)       1,302
Other Income (Expense)                            450           48              (51)   (6)         447
Amortization                                        0            0              661    (3)         661
                                           ----------   ----------      -----------         ----------

Income Before Taxes                             3,739        5,785             (941)             8,583
Provision for Income Taxes                      1,462        1,825              318    (5)       3,605
                                            ---------   ----------      -----------         ----------
Net Income                                  $   2,277    $   3,960        $  (1,259)         $   4,978
                                            =========    =========        =========          =========


Earnings per common share and
  common equivalent share                       $ .40                                            $ .46

Earnings per common share-assuming
  full dilution                                 $ .40                                            $ .46

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

3. To reflect amortization expense for the following as required by purchase accounting:

                                                                               Three Month          Nine Month
                                                                               Period Ended        Period Ended
                                                                               September 30,       September 30,
                                                                               -------------       -------------
                                                                                   1994                1994
                                                                                   ----                ----
 Amortization of goodwill over an estimated life of 40 years                       $605,000          $1,815,000

 Amortization of write up of property over estimated lives of 3 to 8
 years                                                                               56,000             169,000
                                                                                 ----------         -----------
                                                                                   $661,000          $1,984,000
                                                                                   ========          ==========

4. To reflect increased interest expense because of additional long-term debt levels necessary to consummate the transaction. Interest expense is calculated using the interest rate (approximately 5.9%) for the three month period ended September 30, 1994. Interest expense for the nine month period ended September 30, 1994 includes the interest rate (approximately 4.7%) used for the three month period ended March 31, 1994. Each 1/8% change in the rate will effect net income by approximately $60,000 or approximately a half a cent per share.

5. To reflect the income taxes associated with the change of United Coatings' status from an S to a C corporation as well as the estimated income tax effects of the recurring transactions described above, as contemplated in the Merger Agreement.

6. With respect to the three and nine month periods ended September 30, 1994 pro forma statement of operations, to reflect the reversal of the United Coatings senior executive deferred compensation agreement expense which would not have been incurred during 1994 had the transaction been consummated on December 31, 1993.

PART II.    OTHER INFORMATION
-----------------------------

ITEM 5.          OTHER INFORMATION

Please refer to the incorporation of certain information by reference and the pro forma financial information in Part I on pages 11 through 13 relating to the acquisition of United Coatings, Inc. by Pratt & Lambert, Inc.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 27 - Financial Data Schedule.


(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRATT & LAMBERT UNITED, INC.
                                        -----------------------------------
                                        (Registrant)



Date    November 14, 1995               "J. J. CASTIGLIA"
     ---------------------              -----------------------------------
                                        J. J. Castiglia
                                        President


Date    November 14, 1995               "J. R. BOLDT"
     ---------------------              -----------------------------------
                                        J. R. Boldt
                                        Vice President - Finance